Form 10-K
period 1993-12-31
READING & BATES CORP
filed 1994-03-11
CIK 82329

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K
(Mark One)
__X__ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1993
                             OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ___________ to ___________.

                        Commission File No. 1-5587

                   READING & BATES CORPORATION
          (Exact name of registrant as specified in its charter)

                    Delaware                                73-0642271
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)


      901 Threadneedle, Suite 200, Houston, TX                 77079
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   713-496-5000

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of Each Exchange
   Title of Each Class                                 on Which Registered
   -------------------                                ---------------------
Common Stock, $.05 par value                          New York Stock Exchange
                                                      Pacific Stock Exchange
$1.625 Convertible Preferred Stock,
     $1.00 par value                                  New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X            No___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
             NONAFFILIATES ON FEBRUARY 28, 1994 - $160,635,000

               NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                    ON FEBRUARY 28, 1994 - 55,488,588

      NUMBER OF SHARES OF NON-VOTING CONVERTIBLE CLASS B COMMON STOCK
                 OUTSTANDING ON FEBRUARY 28, 1994 - NONE

                    DOCUMENTS INCORPORATED BY REFERENCE
   1) Proxy Statement for Annual Meeting of Stockholders to be held on May 10, 1994 - Part III



                             TABLE OF CONTENTS

                                  PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .
Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . .


                                  PART II

Item 5.   Market for the Registrant's Common Stock and
          Related Stockholder Matters  . . . . . . . . . . . . . . . . . . .
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations  . . . . . . . . . . . . . . . . . . . .
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . .
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure  . . . . . . . . . . . . . . .


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . .
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . .
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . . . . . .
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . .


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .



          READING & BATES CORPORATION AND SUBSIDIARIES
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              FOR THE YEAR ENDED DECEMBER 31, 1993

                             PART I

Item 1. Business and Item 2. Properties

Business Developments

   Reading & Bates Corporation was incorporated in 1955 under the laws of the State of Delaware. Unless the context otherwise indicates, the term "Company" herein refers to the total business conducted by the Company and its subsidiaries.

   The Company provides contract drilling services in major offshore oil and gas producing areas worldwide. The Company began as one of the first offshore contract drillers in 1956, and considers itself one of the most experienced offshore drilling contractors in the world. The Company's offshore drilling fleet currently consists of eleven jack-up drilling units, five semisubmersible drilling units (including two drilling units owned by Arcade Drilling AS) and two drilling tenders. Ten of the Company's jack-up rigs have maximum drilling depth capabilities of 25,000 feet and can operate in water depths of up to 300 feet. The Company's five semisubmersible rigs have maximum drilling depth capabilities ranging from 25,000 to 30,000 feet and maximum water depth capabilities ranging from 1,500 to 4,000 feet (with two rigs capable of upgrades to 6,000 feet and 10,000 feet). The Company's two drilling tenders each have maximum drilling depth capabilities of 20,000 feet.

   The Company's fleet is internationally diversified. Two of the Company's rigs are located in the Gulf of Mexico. The remainder of the Company's rigs are located in various parts of the world, including in the North Sea and waters offshore Australia, China, Gabon, Greece, India, Indonesia, Malaysia, Singapore, Tunisia, United Arab Emirates and the United Kingdom.

   In 1992, as a part of the implementation of its strategy to focus on fourth generation semisubmersible technology, the Company acquired effective voting control of Arcade Shipping AS ("Shipping") and Arcade Drilling AS ("Drilling"), both of which are Norwegian companies listed on the Oslo Stock Exchange (the "Arcade Acquisition"). Shipping owns approximately 46.2% of the outstanding stock of Drilling. Drilling owns the "HENRY GOODRICH" and the "SONAT ARCADE FRONTIER", two fourth generation semisubmersible drilling units. Since the first quarter of 1992, the Company has consolidated the accounts of Shipping and Drilling into the consolidated financial statements of the Company. The Company has approved a plan for Shipping to dispose of its non-drilling operations and, as a result, the shipping operations of Shipping are accounted for as discontinued operations.

   Following the completion in April 1993 of a mandatory tender offer by the Company for shares of Shipping (required by Norwegian law) and after additional acquisitions of Shipping and Drilling shares, the Company has increased the percentages of Shipping and Drilling stock over which it has direct or indirect voting control to approximately 82.6% and 67.7%, respectively as of December 31, 1993. In January 1994, the Company purchased additional shares of Drilling increasing the Company's direct ownership of Drilling to 21.9%. See "Financial Condition - Tender Offer", "Liquidity and Capital Resources - Drilling" and " - Shipping" and Notes G and I of Notes to Consolidated Financial Statements.

   Pursuant to an agreement dated August 31, 1991 (the "Standstill
Agreement") with Sonat Offshore Drilling Inc. ("Sonat"), a Delaware corporation which owns approximately 25% of the stock of Drilling (and is a subsidiary of Sonat, Inc.), the Company and its affiliates (including Shipping) are subject to certain restrictions on engaging in various transactions with Drilling, including with respect to the rigs owned by Drilling and the stock of Drilling (unless, in some cases, the terms are no less favorable to Drilling or to Sonat than similar transactions with an unaffiliated third party). Such restrictions continue (so far as the Company's obligations are concerned) until the earliest of (i) the date when neither the Company nor Shipping (so long as the Company owns at least 5% of Shipping stock) owns the 46% of Drilling stock then owned by Shipping, (ii) September 1, 1998, or (iii) the date when Sonat owns less than 5% of Drilling (the "Standstill Period").

   The Standstill Agreement further provides that during the Standstill Period the Company may not permit Drilling to terminate certain management agreements (as amended, the "Management Agreements") pursuant to which Sonat manages the "HENRY GOODRICH" and the "SONAT ARCADE FRONTIER". In return for general management and the marketing of such rigs outside the Norwegian continental shelf, Sonat receives a variable management fee from Drilling. The Management Agreements expire by their terms in December 1995. One of the Management Agreements has been modified in connection with a drilling contract for the "HENRY GOODRICH" to allow Sonat to bareboat charter such rig with renewal options up to May 1997, subject to continuation of this drilling contract.

Business Strategy

   The Company engages in contract drilling in major offshore oil and gas producing areas worldwide. The Company's principal operating strategy is to achieve a high utilization of its fleet by operating in promising areas throughout the world and to earn premium dayrates by concentrating its capabilities in the harsh environment and/or deepwater drilling segments of the market. The Company's emphasis on the harsh environment and/or deepwater segments is also reflected in its recent acquisitions of the capital stock of Shipping and Drilling. In addition, the Company intends selectively to seek opportunities to manage and/or market rigs owned by third parties.

   The offshore drilling industry is highly competitive. In addition to price, factors such as the quality of a drilling company's fleet, the overseas operating experience of its management and employees, the experience and reputation of its engineering staff, its reputation as a deepwater operator and customer relationships determine a contract drilling company's ability to compete favorably with other contractors in the international offshore drilling market. In addition, high utilization of a drilling company's rigs, as compared to the industry average, may enhance its operational capabilities and safety performance by promoting retention of trained personnel and equipment maintenance.

   The Company intends to continue to modernize its fleet, in order to meet with the requirements of competitive conditions and the changing needs of its customers. The Company continues to consider the selective acquisition of existing rigs, directly or through business combination transactions, but, other than as described below with respect to floating production, the Company does not currently contemplate entering into arrangements for the construction of any new rigs. However, if the Company were able to enter into a firm drilling contract or contracts of sufficient duration to allow the Company to obtain financing, the Company may under the circumstances consider the construction of a new drilling unit or units.

   The Company is also evaluating various opportunities to expand its activities in the area of floating production facilities, and is reviewing a range of potential floating production projects. These potential projects include the acquisition and/or construction of specific floating production units, the provision of management and other contract services involving floating production facilities, and the establishment of joint ventures or other cooperative arrangements with various third parties. The Company's wholly owned subsidiary, Reading & Bates Development Co., is the General Contractor for the provision of a semisubmersible floating production system for the Liuhua 11-1 Project being jointly developed by Amoco Orient Petroleum Company and China Offshore Oil Nanhai East Corporation in the South China Sea.

Drilling Contracts, Marketing and Customers

   Rigs are generally employed under individual contracts which extend over a period of time covering either the drilling of a well or wells (a "well-to-well contract") or a stated term (a "term contract"). Contracts for the employment of rigs are most often awarded based on competitive bidding; however, some contracts are the result of negotiations between the drilling contractor and the customer. Most contracts provide for early termination and many provide for extension by the customer. The Company's drilling contracts generally provide for payment in U.S. dollars. The Company's contracts also typically provide for compensation on a "daywork" basis, under which the Company receives a fixed amount per day that the rig is operating under contract. Certain of the contracts may allow the Company to recover some or all of its mobilization and demobilization costs associated with moving a rig between contracts, depending on market conditions then prevailing. The dayrate under such daywork contracts is generally lower or not payable when the rig is under tow to or from the drill site (other than field moves) or when operations are suspended because of weather or mechanical problems. Under daywork contracts, the Company generally is responsible for paying the operating expenses of the rig, including wages and the cost of incidental supplies.
The Company has traditionally employed its rigs through daywork contracts rather than through "turnkey" contracts, under which the drilling contractor agrees to drill a well to a specified depth for a fixed price because of the greater risks generally associated with turnkey contracts. Nevertheless, the Company formally established in 1993 a group of employees to offer turnkey and integrated service contracts and will consider turnkey employment of its rigs in the future if market conditions warrant. In general, the Company seeks to have a reasonable balance of short- and long-term contracts to minimize the downside impact of a decline in the market, while obtaining the benefit of increasing market prices in a rising market.

   The Company maintains a decentralized organizational system, with foreign regional offices throughout the world. The Company's primary marketing efforts are carried out through these regional offices and its Houston office.

   When the Company's rigs operate in foreign locations, operations are often conducted in conjunction with local companies. Representative of the offshore areas where the Company has arrangements with local companies are Abu Dhabi, Brazil, Brunei, China, India, Indonesia, Korea, Malaysia and Nigeria. The purpose of these arrangements is to draw on the marketing, technical, supply and government relations assistance of local third parties and in some cases to comply with local legal requirements. Typically, the financial terms of these arrangements are such that the third party receives a stated percentage of drilling revenues. Most of the Company's existing arrangements are with third parties with which the Company has had a relationship for ten or more years.
The drilling units owned by Drilling are operated under management agreements with Sonat, as discussed above.

   The Company has a base of customers which includes major and independent foreign and domestic oil and gas companies, as well as foreign state-owned oil companies. During 1993, the Company performed services for approximately
25 different customers.     The following is a listing of customers from whom
the Company received revenues in excess of ten percent of total operating revenues:

                             1993               1992                1991
                       -----------------  -----------------   -----------------
                              % of Total         % of Total          % of Total
   Customer            Revenue Revenues   Revenue Revenues    Revenue Revenues
                       -----------------  -----------------   -----------------
                    (in millions)      (in millions)        (in millions)
Royal Dutch/Shell Group
 and affiliates         $ 39.6    22%       $ 27.8    18%       $ 27.9     22%

AGIP S.p.A. and
 affiliates             $ 37.7    20%       $ 40.9     26%      $ 38.6     30%

British Gas Exploration
 and Production Limited
 and affiliates         $ 20.3    11%       $    -       -      $    -      -

Oil and Natural Gas
 Commission of India    $    -     -        $    -        -     $ 14.1     11%

   As is typical in the industry, the Company does business with a relatively small number of customers at any given time. The loss of any one of such customers could, at least on a short-term basis, have a material adverse impact on the Company's business or results of operations. Management believes, however, that the Company would have alternative customers for its services in the event of the loss of any single customer and that the loss of any one customer would not have a material adverse effect on the Company on a long-term basis.

   Financial information by geographic area is furnished in Note Q of Notes to Consolidated Financial Statements.

Rig Descriptions and Utilization Statistics

   Mobile offshore drilling rigs consist of a hull, positioning equipment and drilling equipment. The design of a rig determines the marine environment in which it can operate. The drilling equipment determines the drilling operations which a rig is capable of performing and is principally comprised of hoisting equipment, power plant, fluid handling systems, well control apparatus and a means of rotating the drill string and tubulars. A rig also has living quarters, cranes, a heliport and material storage facilities.

   Although the Company's fleet consists of jack-up rigs, semisubmersibles and drilling tenders, there are several other types of rigs that compete with the Company's rigs for drilling contracts. The major categories of rigs include the following:

1. Jack-Up Rigs. Jack-up rigs are mobile self-elevating drilling platforms equipped with legs which can be lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may have a lower hull ("mat") attached to the bottom of them in order to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harder or uneven seabed conditions. Jack-up rigs are generally subject to maximum water depth of approximately 350 feet, and some jack-up rigs may drill in water depths as shallow as ten feet. The water depth limit of a particular rig is determined by the length of the rig's legs and the operating environment. Moving a rig from one drill site to another involves jacking the hull down into the water until it is afloat and then jacking up its legs with the hull floating on the surface of the water. The hull is then towed to the new drilling site by tugs and the legs are then jacked down to the
   ocean floor.   The jacking operation continues until the hull is raised out of the water, preloaded with sea water and elevated to a level that provides a final air gap above the effects of the sea. Drilling operations are then conducted with the hull in its raised position. A cantilever jack-up has a feature which allows the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Certain cantilever jack-up rigs have "skid-off" capability, which allows the derrick equipment set to be skidded onto an adjacent platform, thereby increasing the operational capability of the rig. Slot type jack-up rigs are configured for the drilling operations to take place through a slot in the hull. Slot type rigs are usually used for exploratory drilling, in that their configuration makes them difficult to position over existing platforms or structures.

2. Semisubmersible Rigs. Semisubmersible rigs are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the lower hulls, or pontoons, are below the water surface during drilling operations. Some semisubmersible rigs are capable of operating in the "submersible" mode, sitting on the bottom in water depths of approximately 40 to 50 feet. The rig is "semi-submerged", remaining afloat, off bottom, in a position in which the lower hull is about 60-80 feet below the water line and the upper deck protrudes well above the surface. These rigs maintain their position over the well through the use of an anchoring system or computer controlled thruster system. They have lower wave motions than other types of floating units because of their geometry at the water line. Some semisubmersible rigs are designed to work in water depths up to 6,000 feet. Some semisubmersible rigs are self-propelled and move from location to location under their own power when afloat on the lower hulls, or pontoons; however, most semisubmersible rigs are relocated with the assistance of tugs.

3. Submersible Rigs. Submersible rigs are somewhat similar in configuration to semisubmersible rigs, but the lower hull of the rig rests on the sea floor during drilling operations. A submersible rig is towed to the well site where it is submerged by flooding its lower hull until it rests on the sea floor, with the upper hull above the water surface. After completion of the drilling operations, the rig is refloated by pumping water out of the lower hull and it is towed to another location. Submersible rigs typically operate in water depths of 12 to 70 feet, although some submersible rigs are capable of operating at greater depths.

4. Self-Contained Platform Rigs. Platform rigs consist of drilling equipment, power generation machinery and quarters arranged in modular packages which are transported to and assembled, using derrick barges, on fixed offshore platforms provided by the customer. Upon completion of drilling operations, the rig is disassembled and moved to another location. Platform rigs are typically used for development drilling and workover operations. Fixed offshore platforms are steel tower-like structures which stand on the sea floor, with the top portion, or deck, being above the water level and providing the site for the platform rig.

5. Drilling Tenders. Drilling tenders are usually non-self-propelled barges or semisubmersibles which are moored alongside a platform and contain the quarters, mud pits, mud pumps, power generation, etc. Thus, the only equipment on the platform is the derrick equipment set consisting of the substructure, drillfloor, derrick and drawworks. Thus, drilling tenders allow smaller, less costly platforms to be used for development projects. Self-erecting tenders carry their own derrick equipment set and have a crane capable of erecting it on the platform, thereby eliminating the cost associated with a separate derrick barge and related equipment. Older tenders frequently require the assistance of a derrick barge to erect the derrick equipment set.

6. Drillships. Drillships are ships that are equipped for drilling and are typically self-propelled and move from one location to another under their own power. Drillships are positioned over the well through use of either an anchoring system or computer controlled thruster system similar to those used on semisubmersible rigs. Certain drillships are capable of drilling in water depths of more than 6,000 feet. However, drillships normally require water depth of at least 200 feet in order to conduct operations.

   There are several factors that determine the type of rig most suitable for a particular job, the most significant of which include the marine environment, water depth and seabed conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, the intended well depth, variable load requirements and well control equipment requirements where high pressure and high temperature wells are contemplated. Thus, the market tends to be highly segmented and considerable variation in utilization and dayrates often exists for various rigs as a function of their capabilities.

   Assuming available rigs meet customer requirements, price is the most important competitive factor in obtaining a drilling contract. Confidence of customers in the financial stability of the contractor, the quality of its rigs, the competence of its personnel, the reputation for reliability and condition of its rigs and its safety record are also important in securing drilling contracts.

   Published industry statistics of rig utilization include data based on both the "contract method", which measures the number of days under contract (whether or not earning revenues) compared to the total days the rigs were owned, and the "operating method", which measures utilization in terms of the number of days the rigs are earning revenues to the total days the rigs are owned. Consequently, the available industry data set forth below may not be directly comparable to the Company's data calculated based on the operating method. The following table sets forth certain data regarding rig utilization for the industry and the Company's fleet. Industry data is based upon all operational rigs of the types indicated for the periods indicated and includes many rigs that are dissimilar to the Company's rigs in many respects, including performance capabilities, age, operational criteria and environmental capabilities. The increase in the Company's semisubmersibles in 1992 reflects the two rigs owned by Drilling.

                                                  Averages for
                                            Years Ended December 31,
                                       ------------------------------------
                                       1993    1992    1991    1990    1989
                                       ----    ----    ----    ----    ----
Company:
 Jack-Ups
   Total Rigs                           11       11     11      11      12
   Utilization Rate (Operating Method)  84%      71%    89%     80%     84%
 Semisubmersibles
   Total Rigs                            5        5      3       3       3
   Utilization Rate (Operating Method)  80%      64%    76%     92%     71%
 Drilling Tenders
   Total Rigs                            2        2      2       2       2
   Utilization Rate (Operating Method) 100%     100%    18%     48%     41%

Industry:<F1>
 Jack-Ups
   Total Rigs                          323      331    340     345     356
   Utilization Rate                     82%      71%    76%     78%     70%
 Semisubmersibles
   Total Rigs                          134      141    147     145     148
   Utilization Rate                     76%      73%    81%     77%     69%
 Drilling Tenders
   Total Rigs                           31       32     33      36      40
   Utilization Rate                     77%      80%    74%     67%     59%

<F1> Industry averages were calculated from data derived from the Offshore Rig
     Locator.

   The increase in industry average rig utilization in 1990 was attributable to rig retirements and longer-term contracts, as well as increased offshore exploration and development activity. The increase in utilization and dayrates in that year occurred in specific regions, including the West African market and the North Sea. In 1991, rig activity in the Gulf of Mexico, generally a natural gas-rich area, was adversely affected by the low natural gas prices prevailing in the United States. Nonetheless, worldwide utilization rates for 1991 remained flat from 1990 at 77%. The trend in the Gulf of Mexico was reversed beginning in the second half of 1992 primarily due to a strengthening in the price of natural gas. However, due to decreasing activity elsewhere, the worldwide utilization rates slipped to 69% in 1992. In 1993, the industry saw an improvement in worldwide utilization as it increased to 78%. In response to changing demand, offshore drilling rigs can be moved from one region to another. The cost of such moves is significant, however, and is weighed against the benefits expected to be derived. The Company normally will not undertake a major mobilization of a drilling unit without its customer agreeing to reimburse the Company for all or a substantial portion of such costs, unless the dayrates to be paid by such customer are sufficient to justify such expenditures.

   The Company's operations have benefitted from a decline in the availability of operational rigs during the last several years. The decline in the number of available operational rigs is expected to continue in the near future because of the continued aging and deterioration of existing rigs. In addition, the construction of new rigs is generally uneconomical under current market conditions. Nevertheless, there continues to be an excess of capacity in the industry. Further, there continues to be a number of available rigs not currently active in the market. The reentry of this idle capacity into the active market could depress dayrates and utilization rates of the Company's rigs. However, many of these inactive rigs would require significant capital expenditures to reenter the market.

Floating Production Facilities

   The Company is actively pursuing opportunities to participate in the design, construction, project management and/or ownership of floating production facilities.

   Floating production offers a lower cost alternative to fixed platforms as water depth increases. There are two major categories of floating production facilities, those with surface (dry) wellheads and those with subsea (wet) wellheads. Those with surface wellheads, such as tension leg platforms and deep draft vessels like the SPAR buoy, generally require larger investments than systems utilizing subsea wellheads.

   The systems utilizing subsea wellheads have the flexible production risers connected to a moored vessel, either a semisubmersible or a monohull, with the processing equipment mounted on deck.

   If a semisubmersible vessel is utilized, it is called a floating production unit or system. This unit or system does not provide any storage, and the crude oil must be exported either through a pipeline or a floating storage vessel which is, in turn, offloaded by shuttle tankers.

   If a monohull vessel is utilized, it has inherent storage capability and is called a floating production, storage and offloading vessel. These vessels can be spread moored in mild/moderate environments but are turret moored in harsh environments to minimize mooring forces and vessel motion. These vessels can export directly to shuttle tankers.

The Company's Fleet

   At February 28, 1994, sixteen of the Company's eighteen drilling units were operating or committed under contract. Thirteen of the drilling contracts expire prior to the end of 1994 with three contracts extending past 1994. The Company's fleet currently operates, to a large extent, pursuant to short-term contracts having anticipated durations of less than one year. The number of rigs working at any given date can fluctuate considerably. No representation can be made with respect to the continuance of current utilization rates, or the length, conditions or terms of any new contracts or commitments.

   The following table sets forth the types of equipment operated by the Company and the locations and status of such equipment as of February 28, 1994.

                          OFFSHORE DRILLING UNITS
                                    Water     Drilling
                         Year       Depth      Depth
Type and Name         Constructed Capability Capability   Location     Status
                                   (expressed in feet)
Jack-Ups
F. G. McCLINTOCK <F1><F2> 1975       300      25,000   United Kingdom  Operating
D. K. McINTOSH <F3>       1978       250      20,000   India           Operating
RON TAPPMEYER <F3>        1978       300      25,000   Australia       Operating
C. E. THORNTON <F1><F2>   1974       300      25,000   Gabon           Operating
RANDOLPH YOST <F3>        1979       300      25,000   Malaysia        Operating
SONNY VOSS <F1>           1980       300      25,000   United Arab
                                                         Emirates      Operating
D. R. STEWART <F3>        1980       300      25,000   India           Operating
HARVEY H. WARD <F4>       1981       300      25,000   Singapore       Stacked
ROGER W. MOWELL <F5>      1982       300      25,000   Greece          Operating
J. T. ANGEL <F5>          1982       300      25,000   Tunisia         Operating
GEORGE H. GALLOWAY <F1>   1985       300      25,000   Gulf of Mexico  Operating

Semisubmersibles
JIM CUNNINGHAM <F5>       1982     1,500      25,000   China           Operating
M. G. HULME, JR. <F3>     1983     2,500      25,000   Gulf of Mexico  Operating
JACK BATES <F3>           1986     4,000      30,000   Enroute to
                                                        Indonesia  <F7>Committed

HENRY GOODRICH <F6>       1985     2,000      30,000   North Sea       Operating
SONAT ARCADE FRONTIER<F6> 1987     2,000      25,000   North Sea       Operating

Drilling Tenders
CHARLEY GRAVES <F3>       1975         -      20,000   Malaysia        Operating
W. D. KENT <F3>           1977         -      20,000   Indonesia       Operating

<F1> The "F. G. McCLINTOCK" is accounted for as a capital lease.   The "C. E.
     THORNTON", the "GEORGE H. GALLOWAY" and the "SONNY VOSS" are not owned by the Company but are operated under operating leases. A sale/leaseback of the "SONNY VOSS" was closed on March 25, 1992. See Notes D and F of Notes to Consolidated Financial Statements.

<F2> The "F.G. McCLINTOCK" and the "C.E. THORNTON" were upgraded in 1984 and converted to cantilever with "skid-off" capability.

<F3> Subject to a first preferred mortgage in favor of Internationale
     Nederlanden Bank N.V. ("ING Bank").

<F4> Subject to a first preferred mortgage in favor of Den norske Bank.

<F5> Subject to a first preferred mortgage in favor of ABC Equipment Leasing,
     Inc. and a second preferred mortgage in favor of ING Bank.

<F6> Drilling unit is owned by Drilling and subject to a first preferred mortgage in favor of The Chase Manhattan Bank, N.A. See Note G of Notes to Consolidated Financial Statements.

<F7> The Company has received letters of intent to commence drilling operations in May 1994 offshore Indonesia.

   All but four of the Company's drilling rigs have top drive units which increase the rig's marketability and dayrates. In 1994, the Company plans to install top drive units on two of these four drilling rigs. A top drive unit is a drilling tool which allows drilling with 90-foot lengths of drill pipe rather
than 30-foot lengths, thus reducing the number of connections.   A top drive
unit also permits rotation of the drill string while tripping in and out of the hole. These characteristics increase drilling speed and efficiency and reduce the risk of the drill string sticking during operations, especially during the drilling of highly deviated directional wells which are common in development drilling operations.

   The Company's jack-up drilling rigs are capable of drilling to depths of 20,000 to 25,000 feet in water depths ranging between 10 and 300 feet, depending on the rig. All but one of the Company's jack-up rigs have the cantilever feature, which allows the drilling platform to be extended out from the hull of the rig, facilitating operations over existing structures such as well platforms. Ten of the Company's jack-up rigs are independent leg rigs and one is a mat-supported rig.

   The Company's semisubmersible drilling rigs are capable of drilling to depths of 25,000 feet to 30,000 feet in maximum water depths ranging from 1,500 feet to 4,000 feet. The "JACK BATES", the "SONAT ARCADE FRONTIER" and the "HENRY GOODRICH" are among the most technically advanced "fourth generation" semisubmersible drilling units in existence. Semisubmersibles are frequently classified into four generations, based primarily on rig capabilities. The fourth generation classification generally refers to semisubmersibles that have been built since 1984, and have large physical size, harsh environment capability, high variable loads, top drive units, 15,000 psi blowout preventers and superior motion characteristics. There are currently 13 fourth generation semisubmersibles worldwide. These rigs are the best choice for operators in deep water and/or harsh environments or for drilling that requires larger variable loads and the ability to handle large pieces of subsea equipment. There are limited markets for this type of rig and a relatively small group of users. The principal markets are the North Sea/Norway, the Gulf of Mexico and offshore Brazil.

   The "JACK BATES" (formerly known as the "ZANE BARNES") was built in 1986. This rig was designed for moored drilling operations, with the assistance of a computer-controlled thruster system, in up to 7,500 feet of water and is currently outfitted for operations in up to 4,000 feet of water. This rig was also specifically designed for operations in harsh marine environments. Its low-heave motion response characteristics reduce the effects of wave motions and thus reduce downtime in harsh environments. Other features of this unit are its mechanized drilling and handling systems, its mooring system and equipment, its payload capabilities and its engineering design characteristics that facilitate upgrades in water depth capabilities at significantly lower expense relative to other semisubmersibles. The "JACK BATES" has a variable load capacity of approximately 6,000 tons. Until July 1991, the "JACK BATES" had been employed by Shell Oil Company in the deep waters of the Gulf of Mexico for several years. It continued to work in the Gulf of Mexico until April 1992, when the rig was stacked. The Company obtained a commitment for a drilling contract for the "JACK BATES" from AGIP S.p.A. which was to commence in December 1992 and last for approximately nine months. The rig had been scheduled to mobilize in mid-October from the Gulf of Mexico to the Mediterranean Sea. However, in August 1992 Hurricane Andrew entered the Gulf of Mexico and passed close to the "JACK BATES", which had been secured and her personnel evacuated prior to the storm's arrival. After the hurricane passed, the rig was found aground in a damaged condition. The repairs were completed and the rig was then mobilized to Italy in mid-February 1993, to commence its drilling contract with AGIP S.p.A. It continued to work for AGIP S.p.A. until mid-November 1993, when the rig was stacked. The Company has obtained letters of intent for drilling contracts for the "JACK BATES" from BP Exploration Operating Company Ltd. and INPEX Aceh, Ltd., a Tokyo-based petroleum company, to commence drilling operations in Indonesia in early May 1994.

   The "SONAT ARCADE FRONTIER" is one of the most modern dynamically-positioned drilling units in existence and is also equipped with a conventional mooring system, enabling it to perform a wide range of drilling assignments. Built in 1987, this rig has a 4,000 ton variable load capacity and is currently capable of drilling high-pressure wells in up to 2,000 feet of water, but can be up-graded to operate in depths of up to 6,000 feet of water. The "SONAT ARCADE FRONTIER" started its first contract in 1991 with Conoco (U.K.) Ltd. in the North Sea and is certified to operate in both the Norwegian and the U.K. sectors of the North Sea. In 1991, the rig also completed operations in the Barents Sea for Conoco Norway and Esso Norge AS, for which it was specially outfitted for temperatures as low as minus 25 degrees Celsius. The rig is currently operating for Mobil in the U.K. sector of the North Sea.

   The "HENRY GOODRICH" has a 6,800 ton variable load capacity and can be up-graded to operate in depths of up to 10,000 feet of water, although it is currently outfitted for drilling high-pressure, deep wells in water depths of up to 2,000 feet. Built in 1985, this rig is one of the few drilling units capable of drilling under arctic conditions. The rig has a conventional mooring system and is designed to accept a dynamic positioning system. The "HENRY GOODRICH" is certified to operate in the U.K. sector of the North Sea. The rig is currently operating under a multi-year contract for Shell U.K. Limited in the U.K. sector of the North Sea.

   The Company's two drilling tenders are highly specialized self-erecting drilling tenders. These units are equipped with two cranes which provide the capability of erecting their derrick equipment sets on offshore platforms without the need for separate crane barges or associated equipment. Both of these units are capable of drilling to depths of 20,000 feet.

   The Company follows a policy of keeping its equipment well maintained and technologically competitive. However, its equipment could be made obsolete by the development of new techniques and equipment. In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct the Company's business have occurred in the past, and such shortages could occur again.

Industry Conditions and Competition

   The financial performance of the offshore contract drilling industry, domestically and abroad, is dependent upon the exploration and production programs of oil and gas producers. These programs are substantially influenced by producing companies' financial planning, demand for and price of oil and natural gas, exploration success, restrictions and incentives relative to exploration and production imposed by governmental authorities controlling offshore production areas and economic conditions in general. A dramatic decline in demand for offshore drilling services began in 1985. This decline reflected the effects of lower earnings of oil and gas producers and the unstable oil and gas price environment. As a result, the entire offshore drilling industry experienced lower dayrates and associated earnings. Demand for drilling services turned upward in the latter part of 1987. This upward trend continued through 1990 but conditions deteriorated in 1991 and 1992, primarily as a result of depressed conditions in the Gulf of Mexico. However, as U.S. natural gas prices increased in late 1992, conditions in the Gulf of Mexico have improved and have continued to improve throughout most of 1993. Overall industry conditions have improved in 1993 from 1992, as idustry utilizations have increased.

   Political and military events in the Middle East and in the former Soviet Union are an example of the factors which contribute to the volatility of world oil prices. Other factors which influence demand for the Company's services include the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production targets, the level of production by non-OPEC countries, worldwide demand for oil and gas, domestic production of natural gas, general economic and political conditions, availability of new offshore oil and gas leases and concessions to explore and develop, and governmental regulations. Accordingly, there is and probably will continue to be uncertainty as to the future level of demand for the Company's services and the timing and duration of any increases in demand.

   The offshore contract drilling market is highly competitive and no one competitor is dominant. There are approximately 110 competitors in the offshore drilling industry deploying approximately 500 rigs around the world. The supply
of such equipment has, since 1982, substantially exceeded demand.   The result
has been a prolonged period of intense price competition during which many rigs have been idle for long periods of time. Consequently, some drilling contractors have gone out of business, sought protection under the bankruptcy laws or consolidated with other contractors. Notwithstanding these events, the industry remains highly fragmented and competitive. The Company believes that competition for drilling contracts will continue to be intense for the foreseeable future. Certain of the Company's competitors are larger and have greater financial resources than the Company, which may enable them to better withstand industry downturns, to compete on the basis of dayrates, or to build new rigs or acquire existing rigs that become available for purchase.

   The harsh environment or deep water capabilities of the Company's fourth generation semisubmersibles and the versatility of its ten 300 foot cantilever jack-up rigs, the geographical dispersion of the Company's rigs throughout the world and its experienced drilling personnel are positive elements in the pursuit of these strategies and have enabled the Company to maintain a strong competitive position in the industry. Further, the Company believes that the reputation for quality equipment, performance and safety it has built over the past four decades compares favorably with many of its competitors.

Environmental Matters

   In recent years, increased concern has been raised over protection of the environment. Offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore contract drilling industry in particular, the business and prospects of the Company could be adversely affected.

   The Company's operations may involve the use or handling of materials that may be classified as environmentally hazardous substances. Laws and regulations protecting the environment have generally become more stringent, and may in certain circumstances impose "strict liability", rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were taken. The Company does not believe that environmental regulations have had any material adverse effect on its capital expenditures, results of operations or competitive position, and does not anticipate that any material expenditures will be re-quired to enable it to comply with existing laws and regulations. However, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could have a material adverse effect on the Company's operations.

   The Oil Pollution Act of 1990 ("OPA '90") and regulations promulgated pursuant thereto impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA '90 assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA '90. OPA '90 also imposes ongoing requirements on a responsible party. These include proof of financial responsibility (to cover at least some costs in a potential spill) and preparation of an oil spill contingency plan. A failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement action. In short, OPA '90 places a burden on drilling rig owners or operators to conduct safe operations and take other measures to prevent oil spills. If a spill occurs, OPA '90 then imposes liability for resulting damages.

   The Company generally seeks to obtain indemnity agreements whenever possible from the Company's customers requiring such customers to hold the Company harmless in the event of liability for pollution that originates below the water surface, including, where applicable, liability under OPA '90, and maintains marine liability insurance and contingent operators extra expense coverage which affords limited protection to the Company. There is no assurance that such insurance or contractual indemnification will be sufficient or effective to protect the Company from liability under OPA '90.

   In addition, the Outer Continental Shelf Lands Act and regulations promulgated pursuant thereto impose a variety of regulations relating to safety and environmental protection applicable to lessees, permitees and other parties operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or citizen prosecution.


Governmental Regulation

   Many aspects of the Company's operations are affected by domestic and foreign political developments and are subject to numerous domestic and foreign governmental laws and regulations that may relate directly or indirectly to the contract drilling industry, including, without limitation, laws and regulations controlling the discharge of materials into the environment, requiring removal and cleanup under certain circumstances or otherwise relating to the protection of the environment, and certification, licensing and other requirements imposed by treaties, laws, regulations and conventions in the jurisdictions in which the Company operates. The contract drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing taxes, price controls and other laws relating to the energy business generally. The Company does not believe that governmental regulations have had any material adverse effect on its capital expenditures, results of operations or competitive position, and does not anticipate that any material expenditures will be required to enable it to comply with existing laws and regulations. However, the modification of existing laws and regulations or the adoption of new laws and regulations curtailing or increasing the effective cost of exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could have a material adverse effect on the Company's operations. The Company cannot currently determine the extent to which future earnings may be affected by new legislation or regulations or compliance with new or existing regulations which may become applicable as a result of rig relocation.

Changes to the U.K. Petroleum Revenue Tax

   The United Kingdom levies a petroleum revenue tax ("PRT") on revenue derived from the extraction of oil and natural gas from the U.K. sector of the North Sea. Currently, a company is permitted to reduce the amount of PRT it owes by taking as a credit against its revenues certain of its expenditures used to explore for oil and natural gas in the U.K.

   In 1993, the Chancellor of the Exchequer announced the following significant changes in the PRT: (i) effective July 1, 1993, the rate of PRT was reduced from 75% to 50% on revenues derived from existing fields; (ii) the PRT for new fields, defined as those for which development consent is received after March 15, 1993 was abolished; and (iii) the credit attributable to exploration costs was eliminated.

   The Company cannot predict what effect, if any, these changes in the PRT will have on the long-term demand for offshore drilling rigs in the U.K. sector of the North Sea or on the Company.

Operating Risks and Insurance

   The Company's contract drilling operations are subject to the many hazards inherent in the offshore drilling industry. In the drilling of oil and gas wells, especially exploratory wells where little is known of the subsurface formations, there always exists a possibility of encountering unexpected conditions of extreme pressure and temperature and the risk of a blowout, cratering and fires that could cause injury or death to personnel, substantial damages to the property of the Company and others, pollution, and suspension of drilling operations. The Company's offshore drilling equipment is also subject to hazards inherent in marine operations, either while on site or under tow, such as capsizing, grounding, collision, damage from heavy weather or sea conditions and unsound location. The Company may also be subject to liability for oil spills, reservoir damage and other accidents that could cause substantial damage. The Company maintains such insurance protection as it deems prudent, including physical damage or loss and liability insurance on its offshore drilling rigs. In addition, the Company generally seeks to obtain indemnity agreements whenever possible from the Company's customers, requiring such customers to hold the Company harmless in the event of loss of production, reservoir damage or liability for pollution that originates below the water surface. When obtained, such contractual indemnification protection may not in all cases be supported by adequate insurance maintained by the customer. There is no assurance that such insurance or contractual indemnity protection will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. The principal hazards against which the Company may not be fully insured or indemnified are environmental liabilities which may result from a blowout or similar accident or a liability resulting from reservoir damage alleged to be caused by the negligence of the Company.
Further, there is no assurance that the Company will be able to obtain adequate insurance coverage at the rates it deems reasonable in the future. Recognizing these risks, the Company has various programs that are designed to promote a safe environment for its personnel and equipment.

   The Company's foreign operations are also subject to certain political, economic and other uncertainties, including, among others, risks of war, expropriation, nationalization, renegotiation or nullification of existing contracts, taxation policies, foreign exchange restrictions, changing political conditions, international monetary fluctuations and other hazards arising out of foreign governmental sovereignty over certain areas in which the Company conducts operations. Currently, when conducting foreign drilling operations in areas the Company perceives as politically unstable, the Company may (i) negotiate contracts providing for indemnification against expropriation and certain other political risks or (ii) purchase insurance covering such risks, to the extent available and practical. The Company believes it is adequately covered by insurance, but no assurance can be given with respect to the availability of such insurance at acceptable rates in the future. Since 1979, the Company has not experienced any material losses associated with the above-described political risks.

Employees

   At January 31, 1994, the Company had approximately 1,600 employees.
Although a shortage of trained labor would be likely if demand for contract drilling services, including those performed by the Company, rapidly increases, management believes the effects upon the Company would be mitigated as a result of the manner in which it reduced its work force in response to declines during the recent downturn in industry drilling activity. Specifically, the Company followed a practice of laying off less experienced, lower-level employees before others. The Company does not consider a possibility of a shortage of qualified personnel currently to be a factor in its business due to depressed industry conditions. Retention might become more difficult without significant increases in compensation, however, if demand for contract drilling services, including those performed by the Company, increases rapidly. The Company does not have any material collective bargaining agreements.

Regulation S-K Item 401(b)

              EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information concerning each executive officer of the Company. Unless otherwise indicated, each has served in the positions set forth for more than five years. Executive officers are elected for a term of one year. There are no family relationships between any of the persons named.

                                  Positions and Offices
    Name and Age            Presently Held with the Registrant
P. B. Loyd, Jr., 47 <F1>    Chairman, Director, President and
                               Chief Executive   Officer
C. K. Rhein, Jr., 41 <F2>   Vice Chairman and Director
W. K. Hillin, 52 <F3>       Senior Vice President, General Counsel and Secretary
T. W. Nagle, 43 <F4>        Vice President and Chief Financial Officer
L. E. Voss, Jr., 54 <F5>    Vice President - Operations
C. R. Ofner, 48 <F6>        Vice President - Business Development
D. L. McIntire, 56 <F7>     Vice President - Human Resources

<F1> Mr. Loyd was named President for the Company in October 1993, Chairman and Chief Executive Officer for the Company in June 1991 and has been a Director since April 1991. Mr. Loyd controls one of the five general partners of BCL Investment Partnership, L.P., a major stockholder of the Company, and has been President of Loyd & Associates, Inc., a financial consulting firm, since 1989. Mr. Loyd was Chief Executive Officer and a Director of Chiles-Alexander International, Inc. from 1987 to 1989, President and a Director of Griffin-Alexander Drilling Company from
     1984 to 1987 and prior to that, a Director and Chief Financial Officer of Houston Offshore International, all of which are companies in the offshore drilling industry.

<F2> Mr. Rhein was named Vice Chairman for the Company in June 1991 and has been a Director since April 1991. Mr. Rhein has also been President, Chief Executive Officer and Director of Danielson Holding Corporation, a financial services holding company, and a Director of National American Insurance Company of California, an insurance company, since 1990. Since 1987, he has been a Managing Director of Whitman Heffernan Rhein & Co., Inc., and a general partner of WHR Management Company, L.P., which manages various partnerships which are stockholders of the Company. Prior to April 1, 1987, he was a partner in the law firm of Anderson Kill Olick
     & Oshinsky, P.C.

<F3> Mr. Hillin was named Vice President - Legal for Reading & Bates Drilling
     Co. ("RBDC"), a wholly owned subsidiary of the Company, in 1978. In March 1986 he was named Vice President - Legal with the Company, was appointed Vice President - Finance and Legal in January 1988, was appointed Senior Vice President - Finance and Administration in November 1988 and in July 1990 was also appointed General Counsel and Secretary. He was appointed to his present position with the Company in August 1991.

<F4> Mr. Nagle was named Director - Finance and Administration for RBDC in June
     1985. In January 1989, he was named Director - Business Development for the Company. In April 1990, he was named Director - Support Services for RBDC. He was appointed to his present position with the Company in August 1991.

<F5> Mr. Voss was named Vice President - Operations Far East for RBDC in March
     1982 and Vice President and General Manager - North and South America for RBDC in January 1987. In April 1988, he was appointed Vice President and General Manager - Worldwide Operations and Engineering and was appointed Senior Vice President - Operations in April 1990. He was appointed to his present position with the Company in August 1991 and was appointed President of RBDC in May 1992.

<F6> Mr. Ofner was named Vice President and General Manager for RBDC in January
     1987. In April 1988, he was appointed Vice President and Regional Manager and was appointed Senior Vice President - Sales and Marketing in April 1990. He was appointed to his present position with the Company in August 1991.

<F7> Mr. McIntire was named Director - Human Resources for RBDC in April 1986,
     Manager - Personnel Operations in January 1989 and Director - Human Resources for the Company in January 1990. He was appointed to his present position with the Company in August 1991.

Item 3.  Legal Proceedings

   The Company is one of the defendants in certain litigation brought in July 1984 by the Cheyenne-Arapaho Tribes of Oklahoma in the U.S. District Court for the Western District of Oklahoma, seeking to set aside two communitization agreements with respect to three leases involving tribal lands in which the Company previously owned interests and to have those leases declared expired. In June 1989, the U.S. District Court entered an interim order in favor of the plaintiffs. On appeal, the U.S. Court of Appeals for the Tenth Circuit upheld the decision of the trial court and petitions for rehearing of that decision were denied. Petitions for writs of certiorari filed by the parties with the U.S. Supreme Court have been denied, and the case has been remanded to the trail court for determination of damages.

   In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of the Company, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of the Company's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and the Company against any liability Reading & Bates Coal Co. might incur as the result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against the Company and a wholly owned subsidiary of Reading & Bates Coal Co., Caymen Coal, Inc. (former owner of the Company's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill personally (former President of Reading & Bates Coal Co.), three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50 million and punitive damages of $50 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988.
The Company and its indirect subsidiary intend to defend their interests vigorously. The Company believes the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and that it will prevail in this litigation.

   On January 26, 1993, Kerr-McGee Corporation ("Kerr-McGee") filed an action against the Company and Reading & Bates Drilling Co., a subsidiary of the Company, in the U.S. District Court, Western District of Louisiana. On March 23, 1993, the complaint was amended to add Mobil Oil Exploration & Producing Southeast, Inc. as an additional party plaintiff in this action. In this action the plaintiffs are seeking to recover an unspecified amount for damages to a two well platform and related production equipment, facilities and pipelines, in South Timbalier Island Block 34, allegedly caused by the Company's semisubmersible drilling unit "JACK BATES" (ex "ZANE BARNES") after that drilling unit had been set adrift in the Gulf of Mexico by Hurricane Andrew in August 1992. The Company also has received notice that Tennessee Gas Pipeline Company has asserted a claim with respect to damage to a gas riser pipe and related equipment also located at Kerr-McGee's platform in South Timbalier Island Block 34. On April 8, 1993, Murphy Exploration & Production Company ("Murphy"), a subsidiary of Murphy Oil Corporation, filed a similar claim in the U. S. District Court, Eastern District of Louisiana, with respect to its
12 well platform located in South Timbalier Island Block 86. The Court has granted the Company's motion to transfer and has entered an order transferring this case to the U. S. District Court, Western District of Louisiana. The Murphy action has now been consolidated with the Kerr-McGee action. The Company and its subsidiary believe they have valid defenses with respect to the claims asserted and intend to defend their interests vigorously. In December 1992, the Company provided a $10 million letter of undertaking from the Company's protection and indemnity association and a $34 million bond (secured to the extent of approximately $32.3 million by indemnities from the Company's excess liability underwriters and approximately $1.7 million by a standby letter of credit issued for account of the Company) to Kerr-McGee and Murphy to secure their claims and avoid the attachment of the "JACK BATES" prior to its departure from the United States for a drilling contract with Agip S.p.A. The Company is not aware of any other claims that may arise against it as a result of Hurricane Andrew. The Company believes it has adequate liability insurance to protect the Company and its subsidiary from any material liability that might result from these claims.

   On April 13, 1993, the All American Marine Slip, acting as managing general agent on behalf of the lead underwriters on the Company's primary loss of hire insurance policy, denied the Company's loss of hire claim with respect to the damages to the "JACK BATES" caused by Hurricane Andrew amounting to approximately $9.1 million, demanded arbitration under the policy with respect to the policy coverage dispute and filed an action in the U. S. District Court, Southern District of New York (the "New York action"), seeking a declaratory judgment and order compelling the Company to arbitrate the dispute. On April 16, 1993, the Company filed an action in the U. S. District Court, Southern District of Texas (the "Texas action"), seeking compensatory and punitive damages for bad faith and unfair dealing by the All American Marine Slip under the Texas Insurance Code and Texas Deceptive Practices Act. On April 23, 1993, the All American Marine Slip amended its complaint in the New York Action to seek damages for alleged tortious interference with contract and abuse of process by the Company's having filed the Texas action. On July 7, 1993, the Company and the All American Marine Slip agreed to submit all claims in the New York action and the Texas action to arbitration in New York, preserving all rights of both parties (other than the right to a jury trial). As a result the New York action and the Texas action (the latter having been transferred to New York pursuant to court order) have been placed on the suspense docket pending arbitration. On August 6, 1993, the Company agreed with certain underwriters at Lloyds and ILU companies, representing 57.5% of the insurers on the Company's primary loss of hire insurance policy, to settle their respective shares of the Company's loss of hire claim in exchange for payment to the Company of an aggregate of approximately $3.4 million. The effect of that settlement leaves the All American Marine Slip representing lead underwriters with respect to the remaining 42.5% of the Company's loss of hire claim subject to arbitration. On December 6, 1993, the arbitration panel entered an interim award that the Company had proved a valid claim under its loss of hire policy and on December 30, 1993 entered a final award holding that the amount of the Company's claim under the policy was $7,296,000 and that the amount owed by the remaining 42.5% of insurers was $3,100,800, plus interest at the rate of 6.5% per annum from August 1, 1993 until paid. In its final award the arbitration panel also held there was no bad faith on the part of the insurers and that each party bear its own legal costs. The court in the New York action has entered an order confirming the award and is expected to enter a judgment shortly.

   The Company is involved in these and various other legal actions arising in the normal course of business. After taking into consideration the evaluation of such actions by counsel for the Company, management is of the opinion that outcome of known claims and litigation will not have a material adverse effect on the Company's business or consolidated financial position or results of operations. See Note F of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 1993.


                             PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

   The Company's Common Stock is traded on the New York and Pacific Stock Exchanges under the symbol "RB". The following table shows for the periods indicated the high and low sales prices of the Common Stock as reported on the New York Stock Exchange Composite Transactions Tape.

                        1993                      1992 <F1>
                    --------------            --------------
 Quarter            High       Low            High       Low
                    ----       ---            ----       ---
First                8         4              9 3/8      6 1/4
Second               8 5/8     6 3/8          8 3/4      6 7/8
Third               10 5/8     6 1/8          8 1/8      6 1/4
Fourth              10 3/8     6 1/4          7          4

<F1>  High and low sales prices have been adjusted for the one-for-five reverse stock split effected on October 2, 1992.

     There were approximately 7,812 holders of record of the Company's Common Stock as of February 28, 1994.

     The Company's Non-voting Convertible Class B Common Stock (the "Class B Stock") was issued to the Company's bank debt holders and lease lenders in conjunction with the restructuring in 1989 (the "1989 Restructuring") and to The Dow Chemical Company in the settlement relating to Scotdril Offshore Company.
As a result of the 1991 Recapitalization, all of the Company's outstanding Class B Stock was converted into Common Stock, leaving none of the remaining 41.1 million authorized shares issued or outstanding at December 31, 1993 and 1992.

     The Company has not paid dividends on the Common Stock since the first quarter of 1986 and management does not expect any dividends will be declared or paid in the foreseeable future. The Company's credit facility agreement with ING Bank prohibits the Company from declaring or paying dividends on the Common Stock in any one year in excess of 50% of its cumulative net income subsequent to March 29, 1991, the date of the first drawdown under such financing.

   Item 6. Selected Financial Data

                           READING & BATES CORPORATION
                                 AND SUBSIDIARIES

                     (in thousands except per share amounts)

                                        Years Ended December 31,
                            ----------------------------------------------------
                             1993      1992     1991<F1>  1990<F2>  1989<F2><F3>
                            --------  --------  --------  --------  ------------
Operating revenues <F4>     $183,752  $156,659  $126,800  $113,015  $111,088
                            ========  ========  ========  ========  ========
Income (loss) from
 continuing operations      $  4,656  $  3,402  $(17,385) $(53,831) $(60,520)
                            ========  ========  ========  ========  ========
Income from discontinued
 operations                 $      -  $      -  $  2,156  $    518  $     66
                            ========  ========  ========  ========  ========
Cumulative effect and
 extraordinary item <F5>    $      -  $      -  $(15,135) $  2,899  $      -
                            ========  ========  ========  ========  ========
Net income (loss)           $  4,656  $  3,402  $(30,364) $(50,414) $(60,454)
                            ========  ========  ========  ========  ========
Income (loss) from
 continuing operations
 per share <F6><F7>         $    .05  $   (.04) $   (.51) $  (7.26) $ (10.43)
                            ========  ========  ========  ========  ========
Income from discontinued
 operations per
 share <F6>                 $      -  $      -  $    .06  $    .07  $    .01
                            ========  ========  ========  ========  ========
Cumulative effect and
 extraordinary item
 per share <F5><F6>         $      -  $      -  $   (.40) $    .39  $      -
                            ========  ========  ========  ========  ========
Net income (loss) per
 share <F6><F7>             $    .05  $   (.04) $   (.85) $  (6.80) $ (10.42)
                            ========  ========  ========  ========  ========
Total assets                $612,474  $614,628  $443,521  $384,561  $411,252
                            ========  ========  ========  ========  ========
Long-term obligations
 (including current
 portion) and redeemable
 stocks                     $116,796  $143,385  $ 95,510  $327,470  $310,322
                            ========  ========  ========  ========  ========
Dividends declared on
 Common Stock               $      -  $      -  $      -  $      -  $      -
                            ========  ========  ========  ========  ========

<F1> The Company's financial position at December 31, 1991 and the net loss for the year then ended reflect the 1991 Recapitalization and the related quasi-reorganization. See Notes B and C of Notes to Consolidated Financial Statements.

<F2> Restated for discontinued operations.  See Note I of Notes to
     Consolidated Financial Statements.

<F3> The Company's financial position at December 31, 1989 and the net loss for the year then ended reflect the 1989 Restructuring and the related quasi-reorganization. See "Financial Condition" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

<F4> Certain amounts prior to 1991 have been reclassified for comparative purposes. Such reclassifications had no effect on the net loss or the overall financial condition of the Company.

<F5> Year ended December 31, 1991 includes a $18,860,000 expense ($.50 per share) for cumulative effect of change in accounting principle.
     See Note K of Notes to Consolidated Financial Statements.

<F6> Years prior to 1992 have been restated to reflect the one-for-five reverse stock split on October 2, 1992.

<F7> In computing earnings per share for the year ended December 31, 1993, net income was decreased by $2.1 million of dividends on preferred stock. In computing earnings per share for the years ended December 31, 1992 and 1991, net income (loss) was decreased (increased) by $5.3 million and $1.9 million, respectively, of accretion in redemption price of redeemable stocks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       FINANCIAL CONDITION

1989 Restructuring and 1991 Recapitalization

     Since September 1989, the Company has completed a series of transactions restructuring and substantially reducing its long-term debt and lease obligations, disposing of business lines unrelated to offshore contract drilling and rebuilding its equity capital. In September 1989, the Company effected a financial and business restructuring (the "1989 Restructuring"), which involved
(i) the conversion of approximately $462.6 million of the Company's existing bank and lease obligations into the Company's Class B Stock, (ii) the restructuring of approximately $363 million face amount of remaining bank and lease obligations, (iii) the dispositions of the Company's non-drilling petroleum and coal operations, with the proceeds used to repay additional bank and lease obligations, (iv) the reclassification into Common Stock of all of the Company's outstanding preferred stock and (v) an exchange offer which reduced the Company's existing obligations in respect of certain outstanding subordinated debentures by approximately $32.4 million.

     In March 1991, the Company effected a further recapitalization (the "1991 Recapitalization"), which involved (i) the issuance of approximately 39.6 million shares of Common Stock and the incurrence of approximately $76.2 million in new or restructured bank and lease obligations to replace approximately $364.6 million in existing bank and lease obligations remaining after the 1989 Restructuring, (ii) the conversion into Common Stock of all outstanding Class B Stock and (iii) the settlement of the Company's remaining obligations under its Supplemental Executive Retirement Plan for cash and shares of Common Stock (the "SERP Settlement"). See Notes B and C of Notes to Consolidated Financial Statements.

Postretirement Benefits

     Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The statement requires employers to recognize the cost of providing postretirement benefits to employees over the employees' service periods. The Company elected to expense the entire "Accumulated Projected Benefit Obligation" at January 1, 1991, of $18,860,000, or $.50 per share as shown separately in the Consolidated Statement of Operations under "Cumulative effect of change in accounting principle". The Company's policy had been to expense retiree benefit costs as they were paid. Effective April 1, 1992, the Company modified its postretirement benefits. The effect of these modifications significantly reduced the Company's postretirement benefit costs and accumulated benefit obligation, and resulted in a $6.8 million curtailment gain recognized in the Company's results of operations (included in Other, net) for the year ended December 31, 1992. Postretirement benefit cost for the years ended December 31, 1993, 1992 and 1991 was $658,000, $567,000 and $22,126,000,
respectively.  See Note K of Notes to Consolidated Financial Statements.

Iran Settlement

     In June 1991, the Company received $3.7 million for the settlement of a claim filed by a subsidiary of the Company against the National Iranian Oil Company pertaining to seven land rigs which were located in Iran. The settlement has been accounted for as an extraordinary gain in the Consolidated Statement of Operations. See Note A of Notes to Consolidated Financial Statements.

Sale of RCC

     In August 1991, the Company sold all of the stock of its wholly owned subsidiary Resources Conservation Company ("RCC"), the water treatment segment of its business, for a sales price of $9.7 million. As a result of the sale, the Company recorded a gain of $3.2 million which is included in discontinued operations. The net assets and results of operations of RCC have been reclassified in the consolidated financial statements as discontinued operations. The divestment of RCC allows the Company to concentrate on its core business, offshore drilling. See Note I of Notes to Consolidated Financial Statements.

Private Placement

     In September 1991, the Company effected a private placement (the "1991 Placement") of approximately 1.7 million shares of Common Stock Subject to Redemption and approximately 6,857 shares of a new class of preferred stock (the "Redeemable Preferred Stock") pursuant to which the Company raised proceeds of approximately $27.1 million in cash. The proceeds were utilized to fund a portion of the Arcade Acquisition. The 1991 Placement was effected at a price of $8.75 per share of Common Stock Subject to Redemption and $1,750 per share of Redeemable Preferred Stock. In June 1992, each share of the Redeemable Preferred Stock was converted into Common Stock in accordance with its terms.

     Pursuant to the Subscription Agreements entered into in connection with the 1991 Placement, as amended (the "Subscription Agreements"), the Company agreed to use its best efforts to register for resale the shares so issued and guaranteed in effect that any selling holder of such shares would receive a specified minimum net share price upon resale, if any, during the 90-day period following the effectiveness of such registration. In October 1992, without registering the 1991 Placement shares for resale, the Company entered into agreements with the holders of such shares that superseded the provisions of the Subscription Agreements, under which the Company would repurchase all such shares at $11.05 per share. All of the shares issued in the 1991 Placement were repurchased using approximately $34.3 million of the proceeds of the Company's October 1992 public offering. See Note L of Notes to Consolidated Financial Statements.

Carnegie/"SONNY VOSS" Financing

     In 1991, the Company entered into a NOK 150 million ($24.6 million using the then prevailing exchange rate of NOK 5.9579 = US$1.00) margin loan from Carnegie International Limited ("Carnegie"). The loan proceeds were utilized to fund a portion of the Arcade Acquisition. The loan, as extended, was repaid when due on March 31, 1992 with substantially all of the proceeds realized from the sale/leaseback of one of the Company's jack-up drilling units, the "SONNY VOSS". As part of this transaction the Company received approximately $27.7 million in cash and agreed to lease the drilling unit for 42 months. The leaseback is accounted for as an operating lease and a deferred gain of $6.3 million was recorded and is being amortized over the life of the lease.

Income Tax Refund

     In August 1992, the Company received cash of $14.2 million and recognized interest income of $10.6 million and income tax benefits of $1.9 million, net of $1.7 million of income tax benefits that had been previously recognized. The Company's consolidated federal tax returns for the tax years from September 30, 1974 to December 31, 1981 were then examined by the Internal Revenue Service (the "IRS").

     The Joint Committee on Taxation approved a settlement agreement between the Company and the IRS for those years which provided the Company with such tax refund. See Note J of Notes to Consolidated Financial Statements.

Reverse Stock  Split

     On October 2, 1992, the Company effected a one-for-five reverse stock split of the Common Stock. On the Consolidated Balance Sheet, "Common Stock" was reduced and "Capital in excess of par value" was increased to reflect this change. All share and per share amounts have been restated. See Note M of Notes to Consolidated Financial Statements.

Public Offerings

     In October 1992, the Company completed a public offering (the "1992 Offering") of 8 million shares of its Common Stock (including shares issued pursuant to an underwriter's over-allotment) pursuant to which the Company raised gross proceeds of approximately $40 million in cash (net proceeds of approximately $38.1 million). The proceeds were utilized to repurchase 272,123 shares of Common Stock issued in the SERP Settlement and 3,102,857 shares of Common Stock issued in the 1991 Placement and accounted for as Common Stock Subject to Redemption in the Company's financial statements and for general corporate purposes. See Note M of Notes to Consolidated Financial Statements.

     In July 1993, the Company effected a public offering (the "1993 Offering") of 2,990,000 shares of $1.625 Convertible Preferred Stock, par value $1.00 per share (the "Preferred Stock"), pursuant to which the Company raised gross proceeds of approximately $74.7 million in cash (net proceeds of approximately $71.2 million). A portion of the proceeds was utilized to repay indebtedness under Facilities C and F of the ING Facility, approximately
$5.5 million and $11.6 million, respectively. The remaining proceeds will be used by the Company for working capital and general corporate purposes.
The Preferred Stock is convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion rate of 2.899 shares of Common Stock for each share of Preferred Stock (equivalent to a conversion price of $8.625 per share of Common Stock), subject to adjustment in certain events. Annual dividends are $1.625 per share and are cumulative and are payable quarterly commencing September 30, 1993. The Preferred Stock is redeemable at any time on and after September 30, 1996, a option of the Company, in whole or in part, at a redemption price of $26.1375 per share, and thereafter at prices decreasing ratably annually to $25.00 per share on and after September 30, 2003, plus accrued and unpaid dividends. The holders of the Preferred Stock do not have any voting rights, except as required by applicable law, and except that, among other things, whenever accrued and unpaid dividends on the Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Preferred Stock, the holders of the Preferred Stock will be entitled to elect two directors to the Board until the dividend arrearage has been paid in full. The term of office of all directors so elected will terminate immediately upon such payment. The Preferred Stock has a liquidation preference of $25.00 per share, plus accrued and unpaid dividends. The Company has declared and paid all cumulative dividends accrued on the Preferred Stock through December 31, 1993.

Tender Offer

     Consistent with the Company's strategy to acquire Drilling and Shipping, during the first quarter of 1993, the Company acquired additional shares of Shipping which, together with the shares already owned, exceeded 45% of the total outstanding shares of Shipping, and as a result the Company was obligated under Norwegian securities law to make and the Company made a tender offer for the remaining outstanding shares of Shipping at NOK 1.0 per share. The tender offer expired April 7, 1993 with approximately 20 million shares being tendered. The Company also acquired an additional 6% of Drilling's outstanding shares and an additional 18.8% of Shipping's outstanding shares in the second, third and fourth quarters of 1993. As of December 31, 1993, the Company, directly and indirectly, controlled 67.7% and 82.6% of the outstanding shares of Drilling and Shipping, respectively. The Company had obtained an additional borrowing capacity from ING Bank, Facility F, to finance the tender offer and the additional purchases of Shipping and Drilling shares. Facility F was repaid in July 1993 from a portion of the proceeds of the 1993 Offering, see above. See "Business Developments".


Shelf Registration

     In October 1993, pursuant to a registration rights agreement entered into in connection with the 1991 Recapitalization, the Company effected a shelf registration of 31,533,614 shares of its outstanding Common Stock, par value $.05 per share, held by certain stockholders. Pursuant to such registration rights agreement, the Company is generally obligated to maintain such shelf registration continuously in effect for a period of one year following initial effectiveness (currently, through October 1994). To the Company's knowledge, as of February 28, 1994, a total of 23,834,957 shares were registered for resale at any time pursuant to such shelf registration statement. The Company will not receive any proceeds from any sale of such shares by any selling stockholder.

Miscellaneous

     On March 19, 1992, and at the Annual Meeting of Stockholders held on May 20, 1992, the Company's Board of Directors and stockholders, respectively, approved the Company's 1992 Long-Term Incentive Plan (the "1992 Plan"). The 1992 Plan provides for grants of stock options, stock appreciation rights, stock awards and cash awards, which may be granted singularly, in combination or in tandem. The 1992 Plan is unfunded insofar as the plan provides for awards of cash, Common Stock or rights thereto. An aggregate of 1,000,000 shares of Common Stock are available for awards granted wholly or partly in Common Stock. The Company has granted restricted stock awards under the 1992 Plan to each of Messrs. Angel, Loyd and Rhein, of 90,000 shares, 120,000 shares and 90,000 shares of Common Stock, respectively. Such shares awarded are restricted as to transfer until vested pursuant to a schedule whereby 1/24th of the total number of shares is vested per calendar quarter from June 30, 1992 through March 31, 1998 (subject to certain conditions). See Note N of Notes to Consolidated Financial Statements.

     The Company changed its method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 96, Accounting for Income Taxes ("SFAS 96"), effective January 1, 1991. The cumulative effect of the accounting change at January 1, 1991 was not material. In February 1992, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") was issued and supersedes substantially all existing income tax pronouncements. The Company adopted SFAS 109 effective January 1, 1993. The cumulative effect of the accounting change at January 1, 1993 was not material to the Company's consolidated results of operations or financial position.
See Note A of Notes to Consolidated Financial Statements.

     In October 1993, the Company announced that Mr. J. T. Angel, President and Chief Operating Officer, as well as a member of the Board of Directors, resigned from those positions in order to pursue other business interests. In the fourth quarter of 1993, the Company recorded a charge of approximately $1.1 million against earnings related to a severance agreement with Mr. Angel.

     For a discussion of certain legal proceedings see Part I, Item 3.

                 LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     Following the 1991 Recapitalization, the Company has met all of its financial obligations through funds from cash provided by operations, drawings under the ING Facility, the proceeds of the 1991 Placement subsequently retired with the proceeds from the 1992 Offering, short-term borrowings repaid with the proceeds of asset sales or sale/leaseback transactions, proceeds from the 1993 Offering and certain other nonrecurring cash items. Cash provided by operating activities during 1993 amounted to approximately $26.5 million, a decrease of $11.1 million from 1992. Cash provided by operating activities during 1992 amounted to approximately $37.6 million, an increase of $33.2 million from 1991, primarily due to the consolidation of the results of Drilling, receipt of certain nonrecurring cash items and increased utilization of the tender fleet, offset by decreased utilization of the semisubmersible fleet.

     Cash used in investing activities during 1993 amounted to approximately $29.4 million compared to cash provided from investing activities in 1992 of approximately $47.1 million and cash used in investing activities in 1991 of approximately $78.8 million. During 1993, the Company used approximately $20.6 million of cash to purchase additional shares of stock in Shipping and Drilling. Since the first quarter of 1992, the Company has consolidated the results of Shipping and Drilling, which resulted in an increase in cash of $47.3 million (which is subject to restrictions on availability as described below under "Drilling"). Also, in March 1992, the Company entered into a sale/leaseback transaction of the "SONNY VOSS" drilling unit that provided approximately $27.7 million of cash.

     Cash provided by financing activities was approximately $30.1 million during 1993, compared to cash used in financing activities of approximately $32.5 million in 1992. During 1993, the Company received approximately $71.2 million of net proceeds from the 1993 Offering, received approximately $11.6 million from the ING Facility and made principal payments of approximately $50.6 million and paid dividends of $2.1 million on the Preferred Stock. Cash used in financing activities was approximately $32.5 million during 1992, compared to cash provided by financing activities of approximately $59.6 million in 1991. During 1992, the Company made principal payments of approximately $34.8 million, repurchased and retired Common Stock Subject to Redemption (issued in the 1991 Placement) using approximately $35.7 million and received approximately $38.1
million net proceeds from the 1992 Offering.   See "Financial Condition".

     Liquidity of the Company should be considered in light of the significant fluctuations in demand experienced by drilling contractors as rapid changes in oil and gas producers' expectations and budgets occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. Despite continued weakness in the offshore drilling business, the Company's management currently expects that its cash flow from operations, in combination with cash on hand, will be sufficient to satisfy the Company's 1994 working capital needs, dividends on the Preferred Stock, planned investments, capital expenditures, debt, lease and other obligations.
At December 31, 1993, approximately $23.6 million of total consolidated cash and cash equivalents of $80.4 million were restricted from the Company's use outside of Drilling's activities.

Capital Expenditures and Deferred Charges

     Planned capital expenditures and deferred charges (including mobilization, demobilization and contract preparation costs not recoverable from the Company's customers or claim proceeds from insurance underwriters) for 1994 are expected to aggregate approximately $15 million principally for upgrades or replacement of equipment either to fulfill obligations under existing contracts or to improve the marketability of certain of the Company's drilling units and for mobilization of the Company's drilling units between drilling sites. Certain projects currently being considered by the Company would require, if they materialize, capital expenditures or other cash requirements not included in the above estimate. In addition to planned capital expenditures referred to above, the Company will also continue to review acquisitions of drilling units from time to time and will also consider further investments in floating production equipment. See "Item 1. Business - Business Strategy".

ING Facility and Continuing Leases

     The ING Facility, as amended, includes a term loan with an original balance of approximately $30 million ("Facility A") which provides for payment of principal in eight equal semiannual installments of $3.75 million beginning on June 30, 1993, with interest payments at a varying rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.5% (LIBOR was 3.5% as of December 31,
1993). In addition to Facility A, the ING Facility also includes up to $30 million of working capital financing in the form of three credit facilities ("Facility C", "Facility D" and "Facility E"), and pursuant to an amendment (described below), financing for additional purchases of shares of Shipping and Drilling ("Facility F"). Facility C is in the form of an overdraft account, available until June 1, 1994, up to a maximum of $15 million ($2.7 million was utilized as of December 31, 1993). Interest on amounts outstanding under Facility C is paid quarterly at the prime rate of Citibank, N.A. (6.00% as of December 31, 1993) plus 1.25%. Facility D is in the form of a $5 million stand-by letter of credit which collateralizes a $15 million note payable relating to the "HARVEY H. WARD" drilling unit. Facility E is in the form of stand-by letters of credit aggregating $10 million, which support bid, performance and other bonds needed by the Company in the ordinary course of its business. Facility F consisted of revolving credit and/or stand-by letters of credit that were to be available to the Company until January 1, 1995, in an amount not to exceed $15.5 million, for the purchase of shares of Shipping and Drilling. In March 1993, the Company received approximately $11.6 million from Facility F and in July 1993 the Company repaid Facility F from proceeds from the 1993 Offering. In August 1993, ING Bank agreed to provide a temporary $10 million letter of credit facility, available until June 30, 1997, to cover import duties for drilling equipment in Indonesia. At December 31, 1993, no amounts had been drawn down by the Company. See Notes B, D and E of Notes to Consolidated Financial Statements.

     In addition to the credit facilities described above, in June 1991, ING Bank acquired certain interests in two promissory notes issued in connection with the sale and leaseback to the Company of the "C. E. THORNTON" and the "GEORGE H. GALLOWAY" drilling units (the "Continuing Leases"). Those interests entitle ING Bank, effective June 28, 1991, to receive the charter hire payable by the Company under the basic terms of the operating leases covering those drilling units. The present value of the Company's obligations under the Continuing Leases at such date amounted to approximately $45 million. The charter hire payable under the Continuing Leases, which provide for use of the two rigs by the Company through 1995, is measured by a deemed principal amount of $45 million, payable in nine equal semiannual installments of approximately $4.4 million, commencing in June 1993 and a final installment in December 1997 of approximately $5.2 million, bearing interest quarterly at LIBOR plus 1.9375%. See Notes B and F of Notes to Consolidated Financial Statements.

     Pursuant to the Company's request and upon payment of fees to ING Bank totalling $1 million by the Company, the ING Facility and the Continuing Leases were amended (a) as of June 30, 1992, to (i) defer the principal installments on Facility A of $3 million each, and the principal elements of the lease payments of approximately $3.7 million each, that would otherwise have been due in June and December of 1992 (such principal installments and principal elements being added, on a pro-rata basis, to the remaining principal installments of Facility A of the ING Facility and principal elements of the Continuing Leases, respectively), and (ii) reduce certain consolidated net worth covenants, and
(b) as of February 23, 1993, upon the pledging of additional security, to add Facility F and extend Facility C from June 1, 1993 to June 1, 1994, as described above.

     Substantially all of the Company's assets that do not serve as collateral for other obligations of the Company collateralize the ING Facility. Also, the Company has pledged to ING Bank all of its shares of Drilling and Shipping to collateralize the Company's obligations to ING Bank under the ING Facility.
The terms of the amended ING Facility, among other things (i) require the Company to meet certain financial covenants, (ii) prohibit the encumbrance of the Company's assets, (iii) restrict the declaration or payment of dividends by the Company to not more than 50% of cumulative net income from the date of the first drawdown under the ING Facility, (iv) prohibit the Company from engaging in any merger or consolidation or the sale of all or substantially all of its assets or the acquisition of all or substantially all of the assets of any entity, (v) prohibit the Company from incurring indebtedness (with certain exceptions including unsecured debt subordinated to the ING Facility), (vi) prohibit the Company from creating or acquiring new subsidiaries, (vii) prohibit the Company from prepaying indebtedness other than to ING Bank, (viii) prohibit the sale, transfer or assignment of any of the rigs and (ix) restrict the Company's ability to advance funds to, guarantee obligations of, or under certain circumstances, acquire additional shares of, Shipping or Drilling. It is also an event of default under the ING Facility if there should occur a material adverse change in the financial or business condition of the Company or certain of its subsidiaries. Thus, the Company has very limited means of securing additional working capital through additional borrowings or credit facilities without the consent of ING Bank. At the present time the Company anticipates that it will meet all of such covenants or obtain necessary waivers, with the amendments to the ING Facility and Continuing Leases described above, for 1994. The ability of the Company to meet all of its financial covenants under the ING Facility on an ongoing basis or obtain waivers in the future will be subject to economic conditions then prevailing in the offshore drilling industry and the Company's relative performance.

Drilling

     As of December 31, 1993, Drilling had a $61.5 million term loan payable to The Chase Manhattan Bank, N.A. as agent for a syndicate of banks (including itself). The payment terms of this bank obligation currently provide for repayment of principal in 19 semiannual installments which commenced in August 1991. The Company has not guaranteed repayment of such obligation. Drilling has also entered into an interest rate swap agreement, which is combined with the bank credit facility for payment purposes (as set forth below). The principal amount of the loan, when combined with the swap agreement, bears interest at a rate of 10.69% on an amount of principal equal to $42.1 million currently, such amount reducing on a semiannual basis to $30.6 million in 1996, and at LIBOR plus 1.75% on the remaining balance. The loan is collateralized by the drilling units "HENRY GOODRICH" and "SONAT ARCADE FRONTIER". The loan agreement requires Drilling to meet certain financial conditions, including maintaining current assets of at least twice the level of current liabilities and liquid assets of at least $10 million, maintaining a ratio of operating cash flow (including actual and projected cash flows) to interest charges of at least
1.75 to 1 and maintaining a ratio of total liabilities to tangible net worth of no more than 1 to 1. Additionally, the loan agreement (i) restricts the payment of dividends by Drilling to not more than 50% of net earnings after tax per year, (ii)prohibits Drilling from making loans, granting credit, giving any guarantee or indemnity to or for the benefit of any other person or assuming any liability with respect to any obligation of any other person, (iii) prohibits Drilling from engaging in any merger or consolidation and (iv) prohibits the encumbrance of Drilling's assets or the sale of such assets other than at fair market value, in each case without the prior written consent of the banks party to the loan agreement holding a majority of the outstanding balance. It is also an event of default if there should occur a material adverse change in the financial or business condition of Drilling. Pursuant to a series of waivers, for the period from May 1, 1992 to May 1, 1993, the bank syndicate waived the requirement that Drilling comply with the actual operating cash flow ratio covenant. For the period from January 1, 1992, to April 30, 1993, the bank syndicate waived the requirement that Drilling comply with the projected operating cash flow ratio covenant. In connection with the most recent waiver, Drilling was required to (i) pay a fee to the bank syndicate of approximately $.1 million on April 30, 1993 and (ii) prepay the last two semiannual installments (totalling $8 million), and the interest rate was increased to LIBOR plus 1.875% for the remainder of the loan. Since May 1, 1993, Drilling has not requested any additional waivers. Drilling expects to meet its repayment obligations under the facility through cash flow generated from operations and current working capital. At December 31, 1993, Drilling held $23.6 million in cash and cash equivalents available to satisfy such obligations, but otherwise subject to the restrictions on use of such cash and cash equivalents set out in such loan agreement. The ability of Drilling to meet all of its financial covenants under its obligations on an ongoing basis or obtain waivers thereof in the future will be subject to economic conditions then prevailing in the offshore drilling industry and Drilling's relative performance. See Note D of Notes to Consolidated Financial Statements.

Shipping

     The near term liquidity of Shipping is directly dependent on the shipping market. In the event that shipping revenues are not sufficient to cover Shipping's working capital requirements, Shipping will have to seek additional working capital financing. The Company has extended working capital loans amounting to approximately $12.3 million as of December 31, 1993 to Shipping, on an intercompany loan basis, in order for Shipping to repay a $4.3 million short-term bank facility in October 1992 and to meet its current obligations. The Company anticipates it may be necessary to extend additional working capital loans and/or guaranties to Shipping (which would require the consent of ING Bank if the aggregate amount extended exceeds $15 million including the loans referred to above) in order for Shipping to meet its obligations as they become due. As of December 31, 1993, a wholly owned subsidiary of Shipping had a $19.5 million loan payable to Scandinaviska Enskilda Banken, London Branch (70%) and Den norske Bank (30%). The payment terms of this bank obligation provide for repayment of principal in eleven semiannual installments of approximately $.9 million each which commenced in March 1992 and a final installment of approximately $13.3 million due September 1997. The note bears interest at LIBOR plus 1.625% and is collateralized by the vessel "IRON MASTER", a guarantee by Shipping and a pledge of the shares of Gade Shipping Corporation, a subsidiary of Shipping and the owner of such vessel. The loan agreement requires that Shipping maintain a minimum tangible net worth of NOK 200 million and that the ratio of total debt to total assets be no more than 60%. The loan agreement also contains a provision that permits the majority banks thereunder to accelerate the maturity of the debt if, in the reasonable opinion of such banks, a material adverse change occurs in the financial condition of Shipping. In May and June 1992, Shipping received correspondence from the majority banks asserting the existence of a material adverse change in the financial condition of Shipping. Shipping responded in June 1992 to the effect that there has been no such material adverse change and supplied additional financial information requested by the banks. No action was taken to accelerate the indebtedness and no further correspondence asserting the existence of a material adverse change has been received. Based on current and reasonably foreseeable circumstances, the Company believes that the likelihood of acceleration based on this provision of the loan agreement is remote. Also at December 31, 1993, Shipping had two capitalized lease obligations to a subsidiary of Unibank totalling approximately $17.6 million relating to the vessels "ARCADE EAGLE" and "ARCADE FALCON". Under the terms of the captial leases, Shipping must maintain a value-adjusted tangible net worth greater than NOK 300 million and the ratio of debt to such value-adjusted tangible net worth must be less than 1.5 to 1. Payments on the obligations are due quarterly and the effective yield on the obligations is the Unibank Eurodeposit rate (3.1875% at December 31, 1993) plus 1.5%. Aggregate principal payments under the capital leases are $1.8 million for 1994; $2.1 million for 1995; $2.4 million for 1996; $3 million for 1997 and $3.4 million for 1998. As of December 31, 1993, $37.1 million of long-term debt of Shipping (including current portion) is included in the Company's Consolidated Financial Statements as a component of net liabilities of discontinued operations included in other noncurrent liabilities. No assurance can be given that Shipping will be able to meet all of its financial covenants under its obligations on an ongoing basis in the future (or obtain waivers thereof) based on economic conditions then prevailing in the shipping and offshore drilling industries.

                      RESULTS OF OPERATIONS

     The Company reported net income for 1993 of $4.7 million ($.05 earnings per share after preferred stock dividends of $2.1 million) compared to net income of $3.4 million ($.04 loss per share after $5.3 million of accretion in redemption price of redeemable stocks) for 1992. The results for 1993 and 1992 include net losses of $2.7 million and $5.9 million, respectively, from the results of Drilling and Shipping (with its shipping operation being accounted for as a discontinued operation).

     The Company reported a net loss for 1991 of $30.4 million ($.85 per share after $1.9 million of accretion in redemption price of redeemable stocks), which included an extraordinary gain of $3.7 million ($.10 per share) and a cumulative effect of change in accounting principle of $18.9 million ($.50 per share). In August 1991, the Company sold its water treatment segment, Resources Conservation Company.

                                              Years Ended December 31,
                                        -----------------------------------
                                          1993         1992         1991
                                        ---------    --------    ---------
Operating Revenues (in thousands)       $ 183,752    $ 156,659    $ 126,800
                                        =========    =========    =========

     Operating revenues are primarily a function of dayrates and utilization. The $27.1 million increase in 1993 over 1992 is primarily due to the increased utilization of the semisubmersible and jack-up fleets.

     The $29.9 million increase in 1992 over 1991 is primarily due to the consolidation of Drilling and the increased utilization of the tender fleet, offset by decreased utilization of the semisubmersible fleet. Average dayrates for the Company's drilling units for the years ended December 31, 1993, 1992 and 1991 are shown below by class (in thousands):

                                      Years Ended
Average Dayrates                      December 31,
                               -------------------------
                                1993      1992      1991
                               ------    ------    ------
Jack-Ups                       $ 24.6    $ 28.3    $ 26.9
Semisubmersibles                 50.5      43.5      38.5
Drilling Tenders                 26.9      26.3      27.0
 Total Fleet                     31.7      31.7      29.0

     Drilling unit utilization measured in terms of the number of days the units were earning revenues to the total days the units were owned or leased by the Company (the operating method) for the years ended December 31, 1993, 1992 and 1991 is shown below by class:

                                       Years Ended
Drilling Unit Utilization              December 31,
                                 -----------------------
                                 1993     1992      1991
                                 ----     ----      ----
Jack-Ups                          84%      71%       89%
Semisubmersibles                  80%      64%       76%
Drilling Tenders                 100%     100%       18%
Total Fleet                       85%      72%       78%

     The utilization trends experienced by the Company are generally consistent with those experienced by the industry.

                                                Year Ended December 31,
                                          -----------------------------------
                                             1993         1992         1991
                                          ---------    ---------    ---------
Operating Expenses (in thousands)         $ 117,596    $ 114,010    $  83,306
                                          =========    =========    =========
Operating Expenses as Percentage
  of Revenues                               64.0%         72.8%        65.7%
                                            =====         =====        =====

     Operating expenses as a percentage of revenues decreased by 8.8% in 1993 compared to 1992 due to revenues increasing by 17.3% while operating expenses increased by 3.1%, primarily due to improved operating leverage, as described below.

     Operating expenses as a percentage of revenues increased by 7.1% in 1992 compared to 1991 primarily due to the consolidation of Drilling and increased labor costs which were partially offset by a $3.8 million net gain relating to a crane accident on the "W. D. KENT" drilling tender.

     Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues due to the continuation of personnel on board and equipment maintenance when the Company's drilling units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's drilling units and the mix of labor between expatriates and nationals as stipulated in the drilling contracts. Labor costs have increased in the last three fiscal years primarily due to higher salary levels, inflation and the decline of the U.S. dollar relative to certain foreign currencies of countries where the Company operates. Equipment maintenance expenses fluctuate depending upon the type of activity the drilling unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed on a basis of number of hours operated in accordance with the Company's preventive maintenance program.

                                    Years Ended December 31,
                                 ------------------------------
                                   1993       1992       1991
                                 --------   --------   --------
Depreciation and Amortization
 (in thousands)                  $ 29,758   $ 32,978   $ 22,200
                                 ========   ========   ========

     Depreciation and amortization expense decreased $3.2 million in 1993 compared to 1992 despite an increase in fleet utilization. The decrease is primarily due to a change in the estimated useful lives of the fourth generation semisubmersible fleet from an average 16 years to 25 years which resulted in a decrease in depreciation expense of approximately $6.8 million for the year ended December 31, 1993. This change was made to reflect the estimated period during which such assets will remain in service.

     Depreciation and amortization expense increased $10.8 million in 1992 compared to 1991 primarily due to the consolidation of Drilling and the increased utilization of the tender fleet, offset by lower utilization of the semisubmersible fleet.

                                    Years Ended December 31,
                                ------------------------------
                                  1993       1992       1991
                                --------   --------   --------
General and Administrative
  Expenses (in thousands)       $ 18,086   $ 16,834   $ 16,202
                                ========   ========   ========

     General and administrative expenses increased $1.3 million in 1993 compared to 1992 primarily due to $1.1 million of termination benefits that were incurred in 1993.

     General and administrative expenses increased $.6 million in 1992 compared to 1991 primarily due to a $2.6 million increase due to the consolidation of Drilling offset by $3.2 million of termination benefits that were accrued in 1991.

                                        Years Ended December 31,
                                     ------------------------------
                                       1993       1992       1991
                                     --------   --------   --------
Interest Expense  (in thousands)     $ 13,818   $ 16,266   $ 17,114
                                     ========   ========   ========


     Interest expense decreased $2.4 million in 1993 compared to 1992 primarily due to the decrease in the average principal debt balance outstanding during each year as a result of the repayment of scheduled principal payments on the Company's long-term obligations. Noncash interest expense attributable to amortization of discount and deferrals associated with the Company's 8% Senior Subordinated Convertible Debentures due 1998 and the 8% Convertible Subordinated Debentures due 1995 of Reading & Bates Energy Corporation N.V., a subsidiary of the Company, for the year ended December 31, 1993 was $3.1 million.

     Interest expense decreased $.8 million in 1992 compared to 1991 primarily as a result of the 1991 Recapitalization. Offsetting this reduction is a $7.5 million increase due to the consolidation of Drilling. Noncash interest expense attributable to amortization of discount and deferrals associated with the Company's 8% Senior Subordinated Convertible Debentures due 1998 and the 8% Convertible Subordinated Debentures due 1995 of Reading & Bates Energy Corporation N.V., a subsidiary of the Company, for the year ended December 31, 1992 was $2.7 million.

                                       Years Ended December 31,
                                    ------------------------------
                                      1993       1992       1991
                                    --------   --------   --------
Interest Income  (in thousands)     $  2,070   $ 12,935   $    457
                                    ========   ========   ========

     The increase in interest income for 1992 is primarily due to the receipt of $10.6 million in 1992 of interest on a United States federal income tax refund and a $2.1 million increase due to the consolidation of Drilling.

                                    Years Ended December 31,
                                  ---------------------------
                                    1993      1992      1991
                                  -------    ------   -------
Equity in Earnings (Losses) of
 Unconsolidated Investees
 (in thousands)                   $  (224)   $  259   $  2,250
                                  =======    ======   ========

     The decrease in equity in earnings from 1991 is due to the inclusion of the Company's equity in earnings of Drilling and Shipping of $1.5 million in 1991. The Company began consolidating Drilling's and Shipping's results of operations as of January 1, 1992.

                                 Years Ended December 31,
                              -----------------------------
                                1993      1992       1991
                              -------    -------   --------
Other Income (Expenses),
  Net (in thousands)          $  (284)   $ 4,976   $ (4,862)
                              =======    =======   ========

     For 1992, other, net included a $6.8 million curtailment gain as a result of the Company modifying its postretirement benefits.

     For 1991, other, net included $5.4 million of expenses related to the 1991 Recapitalization offset by a net of $.5 million of other income.

                                 Years Ended December 31,
                               ---------------------------
                                 1993      1992     1991
                               -------   -------   -------
Income Taxes (in thousands)    $ 4,008   $   102   $ 3,208
                               =======   =======   =======

     The reduction in income tax expense for 1992 is primarily due to a $1.9 million United States federal income tax refund received in 1992 and a deferred income tax benefit of $1.2 million recognized as a result of consolidating Drilling.

     Income tax expense was recognized for the years ended December 31, 1992 and 1991 despite losses from continuing operations before income taxes of $5.3 million and $14.2 million, respectively. These expenses resulted from income tax expense incurred with respect to certain foreign operations.

     The impact of inflation on the Company's operations for the three years ended December 31, 1993 has not been material.

Item 8.  Financial Statements and Supplementary Data

          READING & BATES CORPORATION AND SUBSIDIARIES

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Reading & Bates Corporation

     We have audited the accompanying consolidated balance sheets of Reading & Bates Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reading & Bates Corporation and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/Arthur Andersen & Co.

Houston, Texas
February 14, 1994


          READING & BATES CORPORATION AND SUBSIDIARIES

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Reading & Bates Corporation

     We have audited the consolidated statement of operations, cash flows and stockholders' equity (deficit) of Reading & Bates Corporation and Subsidiaries for the year ended December 31, 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Reading & Bates Corporation and Subsidiaries for the year ended December 31, 1991 inconformity with generally accepted accounting principles.

     As discussed in Note K to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 in 1991.

                                       /s/Coopers & Lybrand


Houston, Texas
March 25, 1992



                           READING & BATES CORPORATION
                                 AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                            December 31, 1993 and 1992
                              (dollars in thousands)

                                                     1993           1992
                                                   --------       --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $ 80,385       $ 53,122
  Accounts receivable:
     Trade, net                                      36,536         31,645
     Other                                            3,880          3,553
  Materials and supplies inventory                    8,709          8,153
  Other current assets                                4,842          4,700
                                                   --------       --------
     Total current assets                           134,352        101,173
                                                   --------       --------
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED INVESTEES                              212            624
                                                   --------       --------
PROPERTY AND EQUIPMENT:
     Drilling                                       746,418        750,058
     Other                                            5,778          5,201
                                                   --------       --------
                                                    752,196        755,259
  Accumulated depreciation and amortization        (277,534)      (253,867)
                                                   --------       --------
     Net property and equipment                     474,662        501,392
                                                   --------       --------
EXCESS COSTS OVER NET ASSETS ACQUIRED                     -          8,904
                                                   --------       --------
DEFERRED CHARGES AND OTHER ASSETS                     3,248          2,535
                                                   --------       --------
TOTAL ASSETS                                       $612,474       $614,628
                                                   ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                           READING & BATES CORPORATION
                                 AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                            December 31, 1993 and 1992
                              (dollars in thousands)

                                                     1993           1992
                                                   --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term obligations                           $  2,735       $ 13,482
  Long-term obligations due within one year          20,234         28,234
  Accounts payable - trade                            7,656          4,697
  Accrued liabilities                                21,066         22,390
  Income taxes                                        4,931          4,737
                                                   --------       --------
       Total current liabilities                     56,622         73,540

LONG-TERM OBLIGATIONS                                96,562        115,151

OTHER NONCURRENT LIABILITIES                         68,433         70,607

DEFERRED INCOME TAXES                                 2,807          2,419
                                                   --------       --------
     Total liabilities                              224,424        261,717
                                                   --------       --------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                    68,507        107,488
                                                   --------       --------
STOCKHOLDERS' EQUITY:
  $1.625 convertible preferred stock, $1.00 par value:
    Authorized 2,990,000 shares, issued and
     outstanding 2,990,000 shares at December 31,
     1993 (liquidation preference, $74,750)           2,990              -
  Common stock, $.05 par value:
    Authorized 425,000,000 shares, issued and
     outstanding 55,488,588 shares at December 31,
     1993, 55,501,905 at December 31, 1992            2,774          2,775
  Capital in excess of par value                    312,916        244,654
  Retained earnings (deficit) from March 31, 1991
   (deficit of $108,056 as of March 31, 1991
   eliminated in quasi-reorganization)               2,021           (583)
  Other                                             (1,158)        (1,423)
                                                   --------       --------
Total stockholders' equity                          319,543        245,423
                                                   --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $612,474       $614,628
                                                   ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                           READING & BATES CORPORATION
                                 AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands except per share amounts)

                                            Years Ended December 31,
                                            1993      1992      1991
                                          --------  --------  --------
OPERATING REVENUES                        $183,752  $156,659  $126,800
                                          --------  --------  --------
COSTS AND EXPENSES:
  Operating expenses                       117,596   114,010    83,306
  Depreciation and amortization             29,758    32,978    22,200
  General and administrative                18,086    16,834    16,202
                                          --------  --------  --------
                                           165,440   163,822   121,708
                                          --------  --------  --------
OPERATING INCOME (LOSS)                     18,312    (7,163)    5,092
                                          --------  --------  --------
OTHER INCOME (EXPENSE):
  Interest expense                         (13,818)  (16,266)  (17,114)
  Interest income                            2,070    12,935       457
  Equity in earnings (losses) of
   unconsolidated investees                   (224)      259     2,250
  Other, net                                  (284)    4,976    (4,862)
                                          --------  --------  --------
                                           (12,256)    1,904   (19,269)
INCOME (LOSS) FROM CONTINUING OPERATIONS  --------  --------  --------
 BEFORE INCOME TAX EXPENSE, MINORITY
 INTEREST, EXTRAORDINARY GAIN AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                        6,056    (5,259)  (14,177)

INCOME TAX EXPENSE                           4,008       102     3,208
MINORITY INTEREST INCOME (EXPENSE)           2,608     8,763         -
                                          --------  --------  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY GAIN AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE   4,656     3,402   (17,385)
                                          --------  --------  --------
DISCONTINUED OPERATIONS LESS APPLICABLE
  INCOME TAXES:
  Loss from operations                           -         -    (1,090)
  Gain on disposal                               -         -     3,246
                                          --------  --------  --------
                                                 -         -     2,156
                                          --------  --------  --------
EXTRAORDINARY GAIN                               -         -     3,725
                                          --------  --------  --------
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                           -         -   (18,860)
                                          --------  --------  --------
NET INCOME (LOSS)                            4,656     3,402   (30,364)
DIVIDENDS ON PREFERRED STOCK                 2,052         -         -

ACCRETION IN REDEMPTION PRICE OF
  REDEEMABLE STOCKS                              -     5,275     1,862
                                          --------  --------  --------
NET INCOME (LOSS) APPLICABLE TO
   COMMON STOCKHOLDERS                    $  2,604  $ (1,873) $(32,226)
                                          ========  ========  ========
EARNINGS (LOSS) PER SHARE:
  Continuing operations                   $    .05  $   (.04) $   (.51)
  Discontinuing operations                       -         -       .06
  Extraordinary gain                             -         -       .10
  Cumulative effect of change
    in accounting principle                      -         -      (.50)
                                          --------  --------  --------
NET INCOME (LOSS) PER SHARE               $    .05  $   (.04) $   (.85)
                                          ========  ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                           READING & BATES CORPORATION
                                 AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in thousands)

                                                Years Ended December 31,
                                                1993      1992      1991
                                              --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                         $  4,656  $  3,402  $(30,364)
    Adjustments to reconcile net
     income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization             29,758    32,978    22,200
      (Gain) loss on dispositions of
         property and equipment                 (1,900)   (4,326)      172
      Recognition of deferred expenses           2,654     2,147       844
      Equity in (earnings) losses of
         unconsolidated investees                  224      (259)   (2,250)
      Postretirement benefits curtailment gain        -    (6,769)        -
      Minority interest in loss of
         consolidated subsidiaries              (2,608)   (8,763)        -
      Income from discontinued operations            -         -    (2,156)
      Cumulative effect of change
         in accounting principle                     -         -    18,860
      Changes in assets and liabilities:
        Accounts receivable                     (3,828)   10,867   (11,480)
        Materials and supplies inventory          (556)    1,405    (1,052)
        Deferred charges and other assets       (3,509)    1,551    (2,382)
        Accounts payable - trade                 2,959      (313)     (185)
        Accrued interest                         3,418     3,189     9,785
        Accrued lease expense                   (5,014)    3,500     5,762
        Income taxes                               194    (1,616)     (652)
        Deferred income taxes                      388    (1,668)      684
        Other, net                                (292)    2,247    (3,397)
                                              --------  --------  --------
Net cash provided by operating activities       26,544    37,572     4,389
                                              --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Dispositions of property and equipment       1,088    28,311     1,122
    Capital expenditures                       (10,149)  (13,809)  (16,566)
    Decrease (increase) in investments
      in and advances to unconsolidated
      investees                                    187       286   (63,379)
    Business acquisitions                      (20,558)   32,332         -
                                              --------  --------  --------
Net cash provided by (used in)
  investing activities                         (29,432)   47,120   (78,823)
                                              --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments) proceeds from
     short-term obligations                    (10,747)  (23,059)   36,541
    Proceeds from long-term obligations         11,624         -    31,183
    Net proceeds from issuance of
      preferred stock                           71,184         -         -
    Net proceeds from issuance of
      redeemable stocks                              -         -    26,243
    Net proceeds from issuance of
      Common Stock                                   -    38,064         -
    Principal payments on long-term
      obligations                              (39,858)  (11,734)  (34,351)
    Dividends paid on preferred stock           (2,052)        -         -
    Repurchase and retirement of
      redeemable and common stocks                   -   (35,749)        -
                                              --------  --------  --------
Net cash provided by (used in)
      financing activities                      30,151   (32,478)   59,616
                                              --------  --------  --------
CASH PROVIDED BY DISCONTINUED
    OPERATIONS                                       -         -     8,610
                                              --------  --------  --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             27,263    52,214    (6,208)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                       53,122       908      7,116
                                              --------  --------  ---------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                     $ 80,385  $ 53,122  $     908
                                              ========  ========  =========
Supplemental Cash Flow Disclosures:
    Interest paid                             $ 10,649  $ 14,035  $   7,329
    Income taxes paid                         $  3,648  $  4,741  $   3,255

The accompanying notes are an integral part of the consolidated financial statements.

              READING & BATES CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                For the Three Years Ended December 31, 1993
                            (in thousands)

                                                  Preferred Stocks
                                     -----------------------------------
                                        Redeemable         Convertible
                                     ---------------     ---------------
                                     Shares   Amount     Shares   Amount
Balances at December 31, 1990           -    $     -        -     $    -

Net loss
Quasi-reorganization and
  recapitalization adjustments
SERP Settlement
Private placement                       7      12,000
Accretion of redeemable stocks                    823
Activity in Company stock plans
Conversion of debentures
Conversion of Class B Stock
Other                                             (28)
                                     ----     -------     -----   -----
Balances at December 31, 1991           7      12,795

Net income
Public offering
Accretion of redeemable stocks                  1,097
Conversion of redeemable stock         (7)    (13,892)
Repurchase of redeemable stock
Activity in Company stock plans
Other
                                      ----     -------    ------   ------
Balances at December 31, 1992            -           -         -        -

Net income
Public offering                                            2,990     2,990
Dividends paid on preferred stock
Conversion of debentures
Activity in Company stock plans
Additional minimum liability
Other
                                      ----     -------     -----    ------
Balances at December 31, 1993            -     $     -     2,990    $2,990
                                      ====     =======     =====    ======

Page 2

                                                   Common Stocks
                                ----------------------------------------------
                                   Subject to
                                   Redemption         Common        Class B
                                ----------------  -------------- -------------
                                Shares    Amount  Shares  Amount Shares Amount
Balances at December 31, 1990       -   $     -    5,091 $  255  12,300 $ 615

Net loss
Quasi-reorganization and
 recapitalization adjustments                     41,603  2,080  (9,902) (495)
SERP Settlement                                      272     14
Private placement               1,731    15,150
Accretion of redeemable stocks            1,039
Activity in Company stock plans
Conversion of debentures                              37      2
Conversion of Class B Stock                          479     23  (2,398) (120)
Other                                      (879)
                                -----   -------   ------ ------  ------  ----
Balances at December 31, 1991   1,731    15,310   47,482  2,374       -     -

Net income
Public Offering                                    8,000    400
Accretion of redeemable stocks            4,178
Conversion of redeemable stock  1,371    13,892
Repurchase of redeemable stock (3,102)  (33,380)
Activity in Company stock plans                      300     15
Other                                               (280)   (14)
                                -----   -------   ------ ------  ------- ----
Balances at December 31, 1992       -         -   55,502  2,775        -    -

Net income
Public offering
Dividends paid on preferred stock
Conversion of debentures
Activity in Company stock plans                       34      2
Additional minimum liability
Other                                                (47)    (3)
                                -----   -------   ------ ------  ------ ----
Balances at December 31, 1993       -   $     -   55,489 $2,774       - $  -
                                =====   =======   ====== ======  ====== ====

Page 3

                                      Capital in   Retained
                                      Excess of    Earnings
                                      Par Value    (Deficit)     Other
                                      ---------    ---------    --------
Balances at December 31, 1990         $  48,458    $  (74,540)  $    (66)

Net loss                                              (30,364)
Quasi-reorganization and
 recapitalization adjustments           156,008       108,056
SERP Settlement                           2,367
Private placement
Accretion of redeemable stocks                         (1,862)
Activity in Company stock plans                                       66
Conversion of debentures                    530
Converstion of Class B Stock                 97
Other                                      (708)
                                      ---------    ---------    --------
Balances at December 31, 1991           206,752        1,290           -

Net income                                             3,402
Public Offering                          37,663
Acretion of redeemable stocks                         (5,275)
Conversion of redeemable stock
Repurchase of redeemable stock
Activity in Company stock plans           2,645                   (1,423)
Other                                    (2,406)
                                      ---------    ---------    --------
Balances at December 31, 1992           244,654         (583)     (1,423)

Net income                                             4,656
Public offering                          68,194
Dividends paid on preferred stock                     (2,052)
Conversion of debentures                      3
Activity in Company stock plans             754                      848
Additional minimum liability                                        (583)
Other                                      (689)
                                      ---------    ---------    --------
Balances at December 31, 1993         $ 312,916    $   2,021    $ (1,158)
                                      =========    =========    ========

  The accompanying notes are an interal part of the consolidated financial statement

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION - The consolidated financial statements include the accounts of Reading & Bates Corporation ("Reading & Bates") and its subsidiaries, including Arcade Shipping AS ("Shipping") and Arcade Drilling AS ("Drilling") (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

     In 1992, Reading & Bates acquired control of Shipping and Drilling, former-ly unconsolidated investees. As a result, effective with the first quarter of 1992, Reading & Bates began to consolidate the accounts of the drilling operations of Shipping and Drilling into its consolidated financial statements. At December 31, 1993, Reading & Bates owned approximately 82.6% of the outstanding stock entitled to vote of Shipping and approximately 21.4% of the outstanding stock of Drilling. Shipping owns approximately 46.2% of the outstanding stock of Drilling (see Note G).

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash and cash equivalents. At December 31, 1993, $23.6 million of the cash and cash equivalents balance related to Drilling. Such cash and cash equivalents balance is available to Drilling for all purposes subject to certain debt covenants under a credit facility provided by The Chase Manhattan Bank, N.A. which require the maintenance of a minimum of $10 million in liquid assets and, under certain circumstances, prohibit Drilling from paying dividends or granting loans (including to the Company). Financing activities associated with the 1991 Recapitalization (see Notes B and C) and revolving credit agreements are presented on a net basis in the Consolidated Statement of Cash Flows.

     MATERIALS AND SUPPLIES INVENTORY - Materials and supplies are stated at the lower of average cost or market.

     INVESTMENTS AND ADVANCES - The Company uses the equity method of accounting for earnings (losses) of unconsolidated investees.

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at historical cost as adjusted at August 31, 1989 in the quasi-reorganization. Reading & Bates' drilling units are depreciated under the units-of-production method. Drilling's drilling units are depreciated under the straight-line method. Estimated useful lives for drilling equipment range from three to twenty-five years. Gain (loss) on disposal of properties is credited (charged) to income. Effective January 1, 1993, the Company changed its estimate of the useful lives of its fourth generation semisubmersible fleet from an average of 16 years to 25 years. This change was made to reflect the estimated period during which such assets will remain in service. For the year ended December 31, 1993, the change had the effect of reducing depreciation expense by approximately $6.8 million and increasing net income by approximately $6.8 million or $.12 per share.

     EXCESS COSTS OVER NET ASSETS ACQUIRED - Excess costs over net assets acquired represented the cost of the Shipping and Drilling acquisitions exceeding the values assigned to their net tangible assets and was being amortized on a straight-line basis over 20 years. At December 31, 1992, accumulated amortization was $.5 million. Excess costs over net assets acquired has been eliminated primarily as a result of the Company purchasing shares of Shipping and Drilling at a lower average cost per share than their net book value per share.

     INCOME TAXES - Deferred income taxes are recognized for revenues and expenses reported in different years for financial statement purposes and income tax purposes. In accordance with Statement of Financial Accounting Standards No. 96, Accounting for Income Taxes, the Company changed its method of accounting for income taxes effective January 1, 1991. The cumulative effect of the accounting change at January 1, 1991 was not material. In February 1992, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") was issued and supersedes substantially all existing income tax pronouncements. The Company adopted SFAS 109 effective January 1, 1993. The cumulative effect of the accounting change at January 1, 1993 was not material to the Company's consolidated results of operations or financial position.

     REVENUE RECOGNITION - Revenues from drilling contracts are recognized as they are earned. Proceeds associated with the early termination of a contract for a drilling unit are recorded as deferred income and recognized as drilling contract revenues over the remaining term of the contract or until such time as the drilling unit begins a new contract. There were no such amounts deferred at December 31, 1993 or 1992.

     CAPITALIZED INTEREST - The Company capitalizes interest applicable to the construction of assets. No interest was capitalized during 1993 or 1992.

     FOREIGN CURRENCY TRANSACTIONS - The Company may enter into forward exchange contracts to hedge various commitments and anticipated transactions. The net gains and losses resulting from these and other foreign currency transactions included in determining income amounted to a net gain of $.1 million in 1993, a net loss of $1.2 million in 1992 and a net loss of $.2 million in 1991.

     EXTRAORDINARY GAIN -  In June 1991, the Company received
$3.7 million for the settlement of a claim filed by a subsidiary of the Company against the National Iranian Oil Company pertaining to seven land rigs which were located in Iran. The settlement has been accounted for as an extraordinary gain in the Consolidated Statement of Operations.

     EARNINGS (LOSS) PER SHARE - Net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the year.
Net income (loss) applicable to common stockholders has been adjusted for dividends on preferred stock and accretion in redemption price of redeemable stocks. The effects of common equivalent shares were antidilutive and, accordingly, no adjustment was made for these common equivalent shares.
Common shares and per share amounts for all periods presented have been adjusted to reflect the one-for-five reverse stock split on October 2, 1992. The computation of fully diluted earnings per share is not presented as the results are antidilutive.

     CONCENTRATION OF CREDIT RISK - The Company maintains cash balances with commercial banks throughout the world. The Company also invests in commercial paper of companies with strong credit ratings, in interest-bearing deposits with major banks and in U.S. government backed securities. These investments generally mature within three months and, therefore, bear minimal risk. At December 31, 1993, the Company had investments in commercial paper of one company, certificates of deposit with three banks and an investment in U.S. government backed securities. At December 31, 1992, the Company had investments in certificates of deposit with three banks. The Company has not incurred any material losses related to these investments in either 1993 or 1992.

     The Company's revenues were generated primarily from its eighteen drilling units. Revenues can be generated from a small number of customers which are primarily major U.S. oil and gas companies or their subsidiaries and foreign government-owned oil and gas companies. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company's allowance for doubtful accounts was $373,000 and $308,000 at December 31, 1993 and 1992, respectively.

     INDUSTRY CONDITIONS - Results of operations and financial condition of the Company should be considered in light of the significant fluctuations in demand experienced by drilling contractors as rapid changes in oil and gas producers' expectations, budgets and drilling plans occur. These fluctuations can rapidly impact the Company's results of operations and financial condition as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations.

     LIQUIDITY - As of December 31, 1993, the Company's total consolidated cash and cash equivalents were $80.4 million. Of this amount, approximately $23.6 million is restricted from the Company's use outside of Drilling. The Company's management currently expects that its cash flow from operations, in combination with cash on hand, will be sufficient to satisfy the Company's 1994 working capital needs, dividends on preferred stock, planned investments, capital expenditures, debt, lease and other obligations.

     NONCASH INVESTING AND FINANCING ACTIVITIES - Noncash activities in 1991 associated with the Company's 1991 Recapitalization and related quasi-reorganization are discussed in Notes B and C.

(B)  RECAPITALIZATION

     The Company's plan of recapitalization (the "1991 Recapitalization") was approved by the stockholders at a special meeting held on March 26, 1991, and the 1991 Recapitalization was closed on March 29, 1991. As a result of the 1991 Recapitalization, approximately 39.6 million shares of Common Stock and approximately $76.2 million in newly issued senior secured obligations were issued to replace the approximately $364.6 million in obligations issued under the Master Restructuring Agreement in the Company's 1989 restructuring that were outstanding on March 28, 1991. A $50 million contingent obligation under the Master Restructuring Agreement was eliminated. The new senior secured obligations consisted of a note for approximately $31.2 million and $45 million in lease obligations. The
$31.2 million note was issued to ING Bank under a newly established credit facility (the "ING Facility") whereby the proceeds of the new loan were used to pay cash in such amount to certain creditors. The $45 million in collateralized lease rental obligations resulting from amendments to long-term operating leases for two of the Company's offshore drilling units (the "Continuing Leases") continue to be classified as operating leases. Certain interests of the lease parties in the Continuing Leases were assigned to ING Bank during the second quarter of 1991. Substantially all of the Company's assets that do not serve as collateral for other obligations of the Company collateralize the Company's obligations resulting from the 1991 Recapitalization.

     The debt incurred under the ING Facility together with the restructured obligations under the Continuing Leases, totalling $76.2 million, represented all of the Company's long-term obligations as of March 29, 1991, other than $33.7 million in face amount of obligations on the Company's 8% Senior Subordinated Convertible Debentures due 1998 and the Company's 8%
Convertible Subordinated Debentures due 1995 and $21.5 million of other long-term obligations.

     Assuming the 1991 Recapitalization had occurred at the beginning of the year, January 1, 1991, the net loss per share for 1991 would have been $.49 per share.

(C)  QUASI-REORGANIZATION

     The 1991 Recapitalization was accounted for as a quasi-reorganization. In accordance with quasi-reorganization accounting principles, the Company adjusted certain debt obligations and transferred the accumulated deficit to "Capital in excess of par value" as of March 31, 1991. Following is a summary of significant adjustments resulting from the 1991 Recapitalization and quasi-reorganization accounting (in thousands):

                                                    Capital in
                                Common    Class B   Excess of  Accumulated
                                 Stock    Stock     Par Value    Deficit
                               ---------  ------    ---------   ----------
Adjustments:
  Restructuring of debt and
    lease obligations          $   2,080  $ (495)   $ 267,488   $       -
  Decrease in debentures
    discount rate                      -       -       (3,424)          -
  Elimination of accumulated
    deficit                            -       -     (108,056)    108,056
                               ---------   -----    ---------   ---------
   Net adjustments                 2,080    (495)     156,008     108,056
  Balance before adjustments         280     495       49,025    (108,056)
                               ---------   -----    ---------   ---------
  Balance after adjustments    $   2,360  $    -    $ 205,033   $       -
                               =========  ======    =========   =========

(D)  LONG-TERM OBLIGATIONS

   Long-term obligations at December 31, 1993 and 1992 consisted of the following (in thousands):

                                                        1993      1992
                                                     ---------  ---------
 Bank Obligations:
    ING Bank <F1>                                    $  22,500  $  30,000
    Chase Manhattan <F2>                                61,500     78,500

 Variable rate note payable <F3>                         6,750      9,750

 8% Senior Subordinated Convertible Debentures due
   December 1998 ("New Debentures") <F4>                 7,947      7,086

 8% Convertible Subordinated Debentures due December
   1995 ("Old Debentures") <F4>                         13,116     12,332

 Notes payable <F5>                                      4,983      5,717
                                                     ---------  ---------
   Total                                               116,796    143,385

 Less long-term obligations due within one year        (20,234)   (28,234)
                                                     ---------  ---------
 Long-term obligations                               $  96,562  $ 115,151
                                                     =========  =========

<F1> The amended payment terms of Facility A of the ING Facility with
     ING Bank provide for repayment of principal in eight equal semiannual installments which commenced on June 30, 1993 and interest payments at a varying rate equal to the London Interbank Offered Rate ("LIBOR")(3.5% at December 31, 1993) plus 1.5%.
     The terms of the ING Facility require the Company to meet certain covenants including, among others, maintaining minimum levels of consolidated tangible net worth and current ratios, and a minimum ratio level of earnings to interest expense and lease rentals and maintaining a level of consolidated indebtedness below a certain maximum. It is also an event of default under the ING Facility if there should occur a material adverse change in the financial or business condition of the Company or certain of its subsidiaries. The ING Facility is collateralized by vessel mortgages on eleven of the drilling units owned by the Company, related assignments of insurance and drilling contracts, receivables and the shares of stock of the principal subsidiaries of the Company. Pursuant to the Company's request in 1992 ING Bank agreed, upon payment of a fee of $.5 million by the Company, to amend the ING Facility and certain long-term operating leases with respect to the Continuing
     Leases as follows: (i) to defer the principal installments on Facility A of $3 million each, and the principal elements of the lease payments under the Continuing Leases of approximately $3.7 million each, that would otherwise have been due in June and December of 1992, such principal installments and principal lease elements to be added, on a pro-rata basis, to the remaining principal installments of Facility A under the ING Facility and principal elements of the Continuing Leases, respectively, and (ii) to reduce the net worth covenant to $200 million at December 31, 1992 and to $225 million at December 31, 1993 and $250 million thereafter.

<F2> The payment terms of this bank obligation of Drilling provide for repayment of principal in nineteen semiannual installments which commenced in August 1991. Drilling has also entered into an interest rate swap agreement, which is combined with the bank credit facility for payment purposes (as set forth below). The fair value at December 31, 1993 of the interest rate swap is estimated to be $5.5 million which represents the estimated amount Drilling would pay to terminate the agreement, taking into consideration current interest rates as quoted from the parties to the agreement. The principal amount of the loan, when combined with the swap agreement, bears interest at a rate of 10.69% on $42.1 million at December 31, 1993, such amount reducing on a semiannual basis to $30.6 million in 1996, and at LIBOR (3.5% at December 31, 1993) plus 1.75% on the remaining balance and is collateralized by the drilling units "HENRY GOODRICH" and "SONAT ARCADE FRONTIER", related assignments of insurance and drilling contracts, and receivables. The loan agreement requires Drilling to meet certain financial conditions including, among others, minimum current ratio levels, liquid assets and a ratio of operating cash flow to interest charges and maintaining a ratio level of total liabilities to tangible net worth below a certain maximum. It is also an event of default should circumstances arise which give reasonable grounds in the opinion of the bank syndicate for the belief that Drilling may not (or may be unable to) perform or comply with its obligation. Pursuant to a series of waivers, for the period from May 1, 1992, to May 1, 1993, the bank syndicate waived the requirement that Drilling comply with the actual operating cash flow ratio covenant. For the period from January 1, 1992, to April 30, 1993, the bank syndicate waived the requirement that Drilling comply with the projected operating cash flow ratio covenant. In connection with the most recent waiver, Drilling was required to (i) pay a fee to the bank syndicate of approximately $.1 million due on April 30, 1993 and (ii) obtain a letter of intent or contract from certain Norwegian operations for the "SONAT
     ARCADE FRONTIER" by April 30, 1993 or prepay the last two semiannual installments (totalling $8 million), in which latter case the interest rate would increase to LIBOR plus 1.875% for the remainder of the loan. As of March 17, 1993, Drilling had entered into a contract for the drilling rig but not one specified by the bank syndicate, the $8 million prepayment was reclassified from long-term to current in anticipation of a possible prepayment request. Such prepayment was made on April 30, 1993 and the interest rate has since been increased. Since May 1, 1993, Drilling has not requested any additional waivers.

<F3> The variable rate note payable bears interest at the prime rate (6% at
     December 31, 1993) plus 1% and is payable in twenty equal quarterly installments from June 1991 through March 1996. The note is collateralized by a drilling unit and by a $5 million letter of credit. The loan agreement limits the payment of dividends and the creation of additional indebtedness (of one of the Company's subsidiaries) and requires the maintenance of certain levels of working capital and net worth. An event of default shall occur should there be a material adverse change in the financial or business condition of the Company or one of its subsidiaries.

<F4> The Old Debentures are convertible into the Company's Common
     Stock at $900 per share. The New Debentures are convertible into the Company's Common Stock at $37.035 per share. The accrued interest expense associated with the Old Debentures was $100,000 at December 31, 1993 and 1992. Long-term accrued interest associated with the New Debentures at December 31, 1993 and 1992, was
     $8,930,000 and $7,443,000, respectively. The New Debentures were recorded at, and the remaining Old Debentures were adjusted to, amounts equal to the net present value of their respective future cash payments required, discounted at 15%, which is the interest rate the Company believes it would have been required to pay to obtain financing of a similar nature from other sources. The face amount of the Old Debentures and the related unamortized discount at December 31, 1993 totalled $14,995,000 and $1,879,000, respectively. The face amount of the Old Debentures and the related unamortized discount at December 31, 1992 totalled $14,995,000 and $2,663,000, respectively. The face amount of the New Debentures and the related unamortized discount at December 31, 1993 totalled $18,605,000 and $10,658,000, respectively. The face amount of the New Debentures and the related unamortized discount at December 31, 1992 totalled $18,608,000 and $11,522,000, respectively. During 1993, $3,500
     (face amount) of New Debentures plus accrued interest through December 31, 1992 were converted into 130 shares of the Company's Common Stock. During 1992, a total of $5,000 (face amount) of
     New Debentures plus accrued interest through December 31, 1991 were converted into 178 shares of the Company's Common Stock.

<F5> The Company suspended payments on debt collateralized by bank letters of credit in 1987 and, as a result, such letters of credit were drawn and the related obligations and accrued interest were paid.
     One such obligation provided for a prepayment penalty of $6,450,000 which was accrued by the Company in 1987. During the first quarter of 1989, an agreement was reached with the original creditor which allows the Company, under two notes, to pay interest only on 65% of the prepayment penalty ("Note 1") through December 1991 and to repay 70% of the principal of Note 1 in equal quarterly installments from March 1992 through December 1995 with a final payment due in March 1997. The remaining 35% ("Note 2") and accrued interest thereon will be forgiven if all principal and interest payments are made when due on Note 1, but otherwise will be due in April 1997.
     Both notes bear interest at 6.5% until March 29, 1992, and thereafter at 13.5%. Interest on Note 1 is payable quarterly. The Company reclassified $6,450,000 from accrued liabilities to long-term obligations as of March 31, 1989.

  In February 1993, the ING Facility with ING Bank was amended and an additional credit facility was created ("Facility F") to finance the purchase of additional shares of Shipping and Drilling. Facility F consisted of revolving credit and/or stand-by letters of credit that were to be available to the Company until January 1, 1995, in an amount not to exceed $15.5 million. In March 1993, the Company received approximately $11.6 million from Facility
F and in July 1993 the Company repaid Facility F from proceeds from a preferred stock offering (see Note M). In August 1993, ING Bank agreed to provide a temporary $10 million letter of credit facility, available until June 30, 1997, to cover import duties for drilling equipment in Indonesia. At December 31, 1993, no amounts had been drawn down by the Company.

  Aggregate annual maturities of long-term obligations, excluding the unamortized discount on the New and Old Debentures, for the five years ending December 31, 1998 and thereafter are as follows: 1994, $20,234,000; 1995, $36,229,000; 1996, $18,250,000; 1997, $15,015,000; 1998,
$31,605,000 and $8,000,000 thereafter.

(E)  SHORT-TERM OBLIGATIONS

   Short-term obligations at December 31, 1993 and 1992 consisted of the following (in thousands):

                                            1993       1992
                                          --------   --------
ING Bank revolving credit facility        $  2,735   $ 13,482
                                          ========   ========

     The Company has a $15 million revolving credit facility in the form of an overdraft account maintained with ING Bank ("Facility C"). A substantial portion of collections on the Company's receivables is paid into the account and is applied automatically against any outstanding balance. Facility C is used primarily for working capital requirements. Overdraft borrowing is available under Facility C (as amended) through June 1, 1994. Facility C bears interest at prime (6.00% at December 31, 1993) plus 1.25%. The amount of unused revolving credit borrowing available under Facility C at December 31, 1993 was approximately $12.3 million.

(F)  COMMITMENTS AND CONTINGENCIES

     CAPITAL EXPENDITURES - At December 31, 1993, the Company had purchase commitments of $5.3 million for equipment on drilling units.

      OPERATING LEASES - Aggregate future minimum rental payments relating to operating leases for the five years ending December 31, 1998 and thereafter are as follows (in thousands):

                     1994      1995      1996     1997      1998   Thereafter
                  --------  --------  --------  --------  -------  ----------
Drilling units    $ 15,394  $ 13,662  $  9,718  $ 10,041  $     -    $     -
All other            1,082       954       722       687      687          -
                  --------  --------  --------  --------  -------    -------
   Total          $ 16,476  $ 14,616  $ 10,440  $ 10,728  $   687    $     -
                  ========  ========  ========  ========  =======    =======

       The Continuing Leases expire December 31, 1995, yet payments continue through December 31, 1997 as a result of the terms negotiated under the 1991 Recapitalization. The amended payment terms of the Continuing Leases provide for repayment of principal in nine equal semiannual installments of $4.4 million which commenced on June 30, 1993, one payment of $5.2 million on December 31, 1997 and quarterly interest payments at LIBOR (3.5% at December 31, 1993) plus 1.9375%.

       During 1992, the Company entered into a sale/leaseback of the "SONNY VOSS". Proceeds received of $27.7 million resulted in a gain of $6.3 million which was deferred and is being amortized over the lease term of 42 months.

       Total rent expense for the years ended December 31, 1993, 1992 and 1991 was as follows (in thousands):

                                 1993      1992      1991
                               --------  --------  --------
Minimum rentals                $ 12,655  $ 11,601  $  9,811
Less sublease rentals                 -       (60)     (144)
                               --------  --------  --------
Net rental expense             $ 12,655  $ 11,541  $  9,667
                               ========  ========  ========

   Certain operating leases contain renewal options and have options to purchase the asset at fair market value at the end of the lease term.

   LITIGATION - The Company is one of the defendants in certain litigation brought in July 1984 by the Cheyenne-Arapaho Tribes of Oklahoma in the U.S. District Court for the Western District of Oklahoma, seeking to set aside two communitization agreements with respect to three leases involving tribal lands in which the Company previously owned interests and to have those leases declared expired. In June 1989, the U.S. District Court entered an interim order in favor of the plaintiffs. On appeal, the U.S. Court of Appeals for the Tenth Circuit upheld the decision of the trial court and petitions for rehearing of that decision were denied. Petitions for writs of certiorari filed by the parties with the U.S. Supreme Court have been denied, and the case has been remanded to the trial court for determination of damages.

   In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of the Company, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of the Company's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and the Company against any liability Reading & Bates Coal Co. might incur as the result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against the Company and a wholly owned subsidiary of Reading & Bates Coal Co., Caymen Coal, Inc. (former owner of the Company's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill personally (former President of Reading & Bates Coal Co.), three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50 million and punitive damages of $50 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. The Company and its indirect subsidiary intend to defend their interests vigorously. The Company believes the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and that it will prevail in this litigation.

   On January 26, 1993, Kerr-McGee Corporation ("Kerr-McGee") filed an action against the Company and Reading & Bates Drilling Co., a subsidiary of the Company, in the U.S. District Court, Western District of Louisiana. On March 23, 1993, the complaint was amended to add Mobil Oil Exploration & Producing Southeast, Inc. as an additional party plaintiff in this action. In this action the plaintiffs are seeking to recover an unspecified amount for damages to a two well platform and related production equipment, facilities and pipelines, in South Timbalier Island Block 34, allegedly caused by the Company's semisubmersible drilling unit "JACK BATES" (ex "ZANE
BARNES") after that drilling unit had been set adrift in the Gulf of Mexico by Hurricane Andrew in August 1992. The Company also has received notice that Tennessee Gas Pipeline Company has asserted a claim with respect to damage to a gas riser pipe and related equipment also located at Kerr-McGee's platform in South Timbalier Island Block 34. On April 8, 1993, Murphy Exploration & Production Company ("Murphy"), a subsidiary of Murphy Oil Corporation, filed a similar claim in the U. S. District Court, Eastern District of Louisiana, with respect to its 12 well platform located in South Timbalier Island Block 86. The Court has granted the Company's motion to transfer and has entered an order transferring this case to the U. S. District Court, Western District of Louisiana. The Murphy action has now been consolidated with the Kerr-McGee action. The Company and its subsidiary believe they have valid defenses with respect to the claims asserted and intend to defend their interests vigorously. In December 1992, the Company provided a $10 million letter of undertaking from the Company's protection and indemnity association and a $34 million bond (secured to the extent of approximately $32.3 million by indemnities from the Company's excess liability underwriters and approximately $1.7 million by a standby letter of credit issued for account of the Company) to Kerr-McGee and Murphy to secure their claims and avoid the attachment of the "JACK BATES" prior to its departure from the United States for a drilling contract with Agip S.p.A. The Company is not aware of any other claims that may arise against it as a result of Hurricane Andrew. The Company believes it has adequate liability insurance to protect the Company and its subsidiary from any material liability that might result from these claims.

   On April 13, 1993, the All American Marine Slip, acting as managing general agent on behalf of the lead underwriters on the Company's primary loss of hire insurance policy, denied the Company's loss of hire claim with respect to the damages to the "JACK BATES" caused by Hurricane Andrew amounting to approximately $9.1 million, demanded arbitration under the policy with respect to the policy coverage dispute and filed an action in the U.S. District Court, Southern District of New York (the "New York action"), seeking a declaratory judgment and order compelling the Company to arbitrate the dispute. On April 16, 1993, the Company filed an action in the U. S. District Court, Southern District of Texas (the "Texas action"), seeking compensatory and punitive damages for bad faith and unfair dealing by the All American Marine Slip under the Texas Insurance Code and Texas Deceptive Practices Act. On April 23, 1993, the All American Marine Slip amended its complaint in the New York Action to seek damages for alleged tortious interference with contract and abuse of process by the Company's having filed the Texas action. On July 7, 1993, the Company and the All American
Marine Slip agreed to submit all claims in the New York action and the Texas action to arbitration in New York, preserving all rights of both parties (other than the right to a jury trial). As a result the New York action and the Texas action (the latter having been transferred to New York pursuant to court order) have been placed on the suspense docket pending arbitration. On August 6, 1993, the Company agreed with certain underwriters at Lloyds and ILU companies, representing 57.5% of the insurers on the Company's primary loss of hire insurance policy, to settle their respective shares of the Company's loss of hire claim in exchange for payment to the Company of an aggregate of approximately $3.4 million. The effect of that settlement leaves the All American Marine Slip representing lead underwriters with respect to the remaining 42.5% of the Company's loss of hire claim subject to arbitration.
On December 6, 1993, the arbitration panel entered an interim award that the Company had proved a valid claim under its loss of hire policy and on December 30, 1993 entered a final award holding that the amount of the Company's claim under the policy was $7,296,000 and that the amount owed by the remaining 42.5% of insurers was $3,100,800, plus interest at the rate of 6.5% per annum from August 1, 1993 until paid. In its final award the arbitration panel also held there was no bad faith on the part of the insurers and that each party bear its own legal costs. The court in the New York action has entered an order confirming the award and is expected to enter a judgment shortly.

   The Company is involved in these and various other legal actions arising in the normal course of business. After taking into consideration the evaluation of such actions by counsel for the Company, management is of the opinion that the outcome of known claims and litigation will not have a material adverse effect on the Company's business or consolidated financial position or results of operations.

   EMPLOYMENT CONTRACTS - The Company has committed under employment contracts to provide two key executives with severance benefits totalling approximately $3.2 million which vest in September 2003 or earlier if the executive both reduces his ownership of the Company's common stock below a specified level and resigns. The Company amortizes the cost of the severance benefits over the ten year period from September 1993 to September 2003, unless the executive reduces his stock ownership and resigns prior to September 2003 in which case the unamortized severance cost would be expended.

   LETTERS OF CREDIT - The Company has a $15 million letter of credit facility obtained in connection with the 1991 Recapitalization. At December 31, 1993 and 1992, $14.3 million and $11.4 million of the facility, respectively, had been drawn down by the Company. The Company also had an additional $4.9 million and $1.7 million letter of credit outstanding at December 31, 1993 and 1992, respectively.

(G)INVESTMENT IN ARCADE

   ARCADE ACQUISITION - In June 1991, as part of its strategy of emphasizing geographic diversification, "fourth generation" semisubmersible drilling technology and consolidation of the offshore drilling industry, the Company began acquiring the stock of Shipping and Drilling (the "Arcade Acquisition"). Both Shipping and Drilling are Norwegian companies listed on the Oslo Stock Exchange. Drilling owns the "HENRY GOODRICH" and the
"SONAT ARCADE FRONTIER", two fourth generation semisubmersible drilling units. Shipping has two principal lines of operations, the shipping operations which includes owning and chartering vessels and the drilling operations which principally consist of the ownership of approximately 46.2% of the outstanding stock of Drilling. The Company is pursuing its plan to dispose of Shipping's shipping operations (see Note I). The Arcade Acquisition has been funded through a margin loan from Carnegie International Limited, a private placement of both preferred and common stocks (see Note L), the Company's working capital and a revolving credit facility from ING Bank.
The Company has obtained majority representation on the board of directors of both Shipping and Drilling, and Paul B. Loyd, Jr. the Company's Chairman and Chief Executive Officer, has been elected chairman of each board.
Beginning with the first quarter of 1992, the Company began to consolidate the accounts of Drilling and Shipping into the consolidated financial statements of the Company. As of December 31, 1993, the Company had acquired approximately 82.6% of the outstanding stock of Shipping and directly acquired approximately 21.4% of the outstanding stock of Drilling, at an accumulated cost of approximately $88.6 million. In January 1994, the Company purchased additional shares of Drilling increasing the Company's direct ownership of Drilling to 21.9%.

                                                         1992
                                                       ---------
Details of business acquisitions as shown
 on the Consolidated Statement of Cash
 Flows for the first year of consolidation
 were as follows (in thousands):
Fair value of assets acquired                          $ 285,303
Less liabilities assumed                                  95,374
Less minority interest                                   108,458
                                                       ---------
                                                          81,471
Less investments in unconsolidated investees
 at December 31, 1991                                     65,707
                                                       ---------
Cash paid in during the year ended
 December 31, 1992                                        15,764
Cash acquired                                             48,096
                                                       ---------
Net cash acquired from  business acquisitions          $  32,332
                                                       =========

     The following unaudited pro forma selected financial data for the three years ended December 31, 1993 show the consolidated data as if the investments, as of December 31, 1993, in Drilling and Shipping, related financing activities and the 1991 Recapitalization had occurred on January 1, 1991, (in thousands except per share amounts):

                                                (unaudited)
                                          Years Ended December 31,
                                      ---------------------------------
                                         1993        1992       1991
                                      ---------   ---------   ---------
Operating revenues                    $ 183,752   $ 156,659   $ 172,795
                                      =========   =========   =========
Income (loss) from continuing
  operations                          $   3,430   $   1,198   $  (5,038)
                                      =========   =========   =========
Net income (loss)                     $   3,430   $   1,198   $ (18,017)
                                      =========   =========   =========
Earnings (loss) per share             $     .02   $     .02   $    (.33)
                                      =========   =========   =========

(H) ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

    The components of "Accrued liabilities" at December 31, 1993 and 1992 were as follows (in thousands):

                                      1993      1992
                                   --------  --------
     Lease expense payable         $  8,839  $  8,839
     Accrued expenses - general       8,433     8,133
     Workers' compensation              204     1,848
     Accrued interest expense         1,329     1,643
     Other                            2,261     1,927
                                   --------   -------
     Total                         $ 21,066  $ 22,390
                                   ========  ========

      The components of "OTHER NONCURRENT LIABILITIES" at
December 31, 1993 and 1992 were as follows (in thousands):

                                            1993         1992
                                          --------     --------
Long-term operating lease obligation      $ 19,558     $ 24,572
Postretirement benefit obligations          15,256       15,227
Pension obligations                          9,382        9,918
Accrued interest expense related to
  the New Debentures                         8,930        7,443
Net liabilities associated with
  discontinued operations                   11,177        7,819
Deferred Income                              3,072        4,844
Other                                        1,058          784
                                          --------     --------
Total                                     $ 68,433     $ 70,607
                                          ========     ========

(I) DISCONTINUED OPERATIONS

    SHIPPING - As discussed in Note G, the Company began to consolidate the accounts of Shipping's continuing operations and Drilling in the first quarter of 1992. Shipping is engaged in two principal business segments, shipping operations and drilling operations. The Company is pursuing its plan to dispose of Shipping's shipping operations. Shipping's assets held for sale at December 31, 1993, consisting of vessels, tankers and chartering contracts, were $55.3 million and related liabilities totalled $59.5 million, including $37.1 million of long-term obligations and a $17.3 million reserve for losses on ultimate disposal and operations until disposal. Accordingly, the net position of the shipping operations in the accompanying balance sheet at December 31, 1993 and 1992 was $4.2 million and $.9 million, respectively. Operating revenues and net loss of discontinued operations not included in the Consolidated Statement of Operations for the year ended December 31, 1993 were $14.8 million and $4.6 million, respectively. Operating revenues and net loss of discontinued operations not included in the Consolidated Statement of Operations for the year ended December 31, 1992 were $34.1 million and $3.2 million, respectively.

    WATER TREATMENT - On August 30, 1991, the Company sold all of the stock of its wholly owned subsidiary Resources Conservation Company ("RCC"), the water treatment segment of its business, for a sales price of $9.7 million. As a result of the sale, the Company recorded a gain of $3.2 million which is included in discontinued operations. The results of operations of RCC have been reclassified in the accompanying consolidated financial statements as discontinued operations.

    For the year ended December 31, 1991, income from discontinued operations consisted of the following (in thousands):

                                              1991
                                           --------
Revenues                                   $ 10,451
                                           ========
Loss from operations before
   income tax expense                      $ (1,089)
Income tax expense                               (1)
                                           --------
Loss from operations                         (1,090)
Gain on disposal (no income tax effect)       3,246
                                           --------
Income from discontinued operations        $  2,156
                                           ========

(J) INCOME TAXES

     The Company's consolidated federal tax returns for the tax years from September 30, 1974 to December 31, 1981 have been examined by the Internal Revenue Service (the "IRS"). A settlement agreement between the Company and the IRS for those tax years provided the Company with a tax refund of approximately $3.6 million plus related interest of approximately $10.6 million. The Company received cash of $14.2 million and as a result recognized interest income and income tax benefits of $12.5 million in the third quarter of 1992.

     Income taxes for the years ended December 31, 1993, 1992 and 1991 consisted of the following (in thousands):

                             1993        1992        1991
                           -------     -------     -------
Current:
  Foreign                  $ 3,620     $ 3,707     $ 2,524
  State                          -           -           -
  Federal                        -      (1,937)          -
                           -------     -------     -------
Total current                3,620       1,770       2,524
Deferred                       388      (1,668)        684
                           -------     -------     -------
       Total               $ 4,008     $   102     $ 3,208
                           =======     =======     =======

     Components of loss before income taxes for the years ended December 31, 1993, 1992 and 1991 were as follows (in thousands):

                                      1993        1992        1991
                                    --------    --------    --------
Continuing operations:
  Domestic                          $(22,056)   $ (6,824)   $(31,303)
  Foreign                             28,112       1,565      17,126
                                    --------    --------    --------
Total continuing operations            6,056      (5,259)    (14,177)
                                    --------    --------    --------
Discontinued operations:
  Domestic                                 -           -       2,156
  Foreign                                  -           -           -
                                    --------    --------    --------
Total discontinued operations              -           -       2,156
                                    --------    --------    --------
Total                               $  6,056    $ (5,259)   $(12,021)
                                    ========    ========    ========

     The effective tax rate, as computed on income before taxes and including discontinued operations, differs from the statutory U.S. income tax rate for the years ended December 31, 1993, 1992 and 1991 due to the following:

                                   1993      1992      1991
                                   ----      ----      ----
Statutory rate                      35 %      34 %      (34)%
Limitation on recognition
   of tax benefits                 (35)      (34)        34
State tax expense                    -         -          -
U.S. federal refund                  -       (37)         -
Foreign tax expense                 60        48         21
Other                                6        (9)         6
                                   ----      ----       ----
Effective rate                      66 %       2 %       27 %
                                   ====      ====       ====

   Income taxes of $4,008,000, $102,000 and $3,208,000 were recognized in 1993, 1992 and 1991, respectively, despite losses from continuing operations before income taxes. The expense resulted primarily from income tax expense incurred with respect to certain foreign operations. The Company was limited in utilization of tax benefits from investment tax credits prior to 1986 and operating losses in 1993, 1992 and 1991.

    Deferred income taxes result from those transactions which affect financial and taxable income in different years. The nature of these transactions (all of which were long-term) and the income tax effect of each as of December 31, 1993 and 1992 was as follows (in thousands):

                                            1993            1992
                                          --------        --------
Deferred tax liability - depreciation     $ 85,178        $ 83,035
                                          --------        --------
Deferred tax assets:
   Rig leases                              (31,802)        (37,160)
   Postretirement benefits                 (7,193)         (5,002)
   Net operating loss carryforwards        (57,004)        (45,620)
   Valuation allowance                      13,740           7,169
   Other                                      (112)             (3)
                                          --------        --------
Total deferred tax assets                  (82,371)        (80,616)
                                          --------        --------
Net deferred tax liability                $  2,807        $  2,419
                                          ========        ========

   Valuation allowance is necessary to reflect the anticipated expiration of net operating loss carryforwards prior to their utilization.

    The 1991 Recapitalization resulted in an ownership change for federal income tax purposes. As a result of this ownership change, the amount of net operating loss and other tax attribute carryforwards generated prior to the ownership change which may be utilized to offset federal taxable income is limited by the Internal Revenue Code to approximately $2.7 million annually. Net tax operating losses of $13,615,000 arising in 1991 subsequent to the ownership change are not subject to this limitation. Any tax benefits due to the utilization of carryforwards which were generated prior to the 1991 Recapitalization will be reported as a credit to "Capital in excess of par value".

(K)  1991 CHANGE IN ACCOUNTING PRINCIPLE

    In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. The Company's employees may become eligible for these benefits if they reach normal or early retirement age while working for the Company and if they have accumulated fifteen years of service. Health care costs are paid as they are incurred. Life insurance benefits are provided through an insurance company whose premiums are based on benefits paid during the year. The Company's policy had been to expense retiree health care costs as they were incurred. Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standards No.
106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). The statement requires employers to recognize the cost of providing postretirement benefits to employees over the employees' service periods. The Company elected to expense the entire "Accumulated Projected Benefit Obligation" at January 1, 1991, of $18,860,000, or $.50 per share as shown separately in the Consolidated Statement of Operations under "Cumulative effect of change in accounting principle".

   Effective April 1, 1992, the Company modified its postretirement benefits. The effect of these modifications significantly reduced the Company's postretirement benefit costs and accumulated benefit obligation, and resulted in a $6.8 million curtailment gain recognized in the Company's results of operations (included in Other, net) for the year ended December 31, 1992 primarily due to the change in attribution period. Other modifications include employee cost-sharing through increases in deductibles and out-of-pocket limits and increased service period requirements.

  Postretirement benefit costs for the years ended December 31, 1993 and 1992 included the following (in thousands):

                                                   1993      1992
                                                 --------  -------
Service cost - benefits earned during the year   $    258  $   312
Interest cost on projected benefit obligations      1,128      998
Amortization (benefit) cost -
    Accumulated Projected Benefit Obligation         (728)    (743)
                                                 --------  -------
Total postretirement benefit costs               $    658  $   567
                                                 ========  =======

    The health care cost trend rates used to measure the expected cost in 1994 for medical, dental and vision benefits were 12%, 8% and 6%, respectively, each graded down to an ultimate trend rate of 5.5% to be achieved in the year 2021. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.5% and 4.5%, respectively. The effect of a one-percentage-point increase in health care cost trend rates for future periods would increase the service cost and interest cost portion of net periodic postretirement benefit cost approximately 15.4%. The accumulated postretirement benefit obligation would increase by approximately 15%.

   The amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1993 and 1992 was as follows (in thousands):

                                                   1993        1992
                                                 --------    ---------
Plan assets at fair value                        $      -    $       -
Accumulated postretirement benefit obligation:
  Retirees                                         12,940        7,640
  Actives eligible for retirement                     726          350
  Other actives                                     3,333        1,274
Unrecognized prior service cost                     4,911        5,859
Unrecognized cumulative net (loss) gain            (5,080)         649
Other                                                (986)           -
                                                 --------     --------
Postretirement benefit liability recognized
 in the Consolidated Balance Sheet               $ 15,844     $ 15,772
                                                 ========     ========

(L) PRIVATE PLACEMENT

    In September 1991, the Company effected a private placement of approximately 1.7 million shares of Common Stock Subject to Redemption and approximately 6,857 shares of a new class of preferred stock (10,000 shares authorized) (the "Redeemable Preferred Stock") pursuant to which the Company raised proceeds of approximately $27.1 million in cash. The proceeds were utilized to fund a portion of the Arcade Acquisition (see Note G). Each share of the Redeemable Preferred Stock was convertible into 200 shares of Common Stock, was entitled to dividend rights equal to those of the common shares into which it was convertible and had one vote per share. The private placement was effected at a price of $8.75 per share of Common Stock Subject to Redemption and $1,750 per share of Redeemable Preferred Stock. In June 1992, each share of the Redeemable Preferred Stock (6,857.143 shares) was converted into 200 shares of Common Stock Subject to Redemption (1,371,428 shares). Pursuant to the Subscription Agreements entered into in connection with the private placement, as amended (the "Subscription Agreements"), the Company had agreed to use its best efforts to cause a registration statement with respect to Common Stock Subject to Redemption, including shares to be issued upon the conversion of the Redeemable Preferred Stock (the "Private Placement Shares") to become effective under the federal securities laws no later than May 29, 1992 and had guaranteed that any selling holder of Private Placement Shares would receive a specified minimum net share price on resale. In October 1992, without registering the Private Placement Shares, the Company entered into agreements with the holders of the Private Placement Shares that superseded the provisions of the Subscription Agreements under which the Company would repurchase all of such shares at $11.05 per share. All of the outstanding Private Placement Shares were repurchased by the Company in the fourth quarter of 1992 with approximately $34.3 million of the proceeds from a public offering of common stock (see Note M). The carrying value of the Redeemable Preferred Stock and the Common Stock Subject to Redemption was initially recorded at the issue price (net of issuance costs) and was being increased by periodic accretions to retained earnings, based on the interest method, of the difference between the issuance price ($8.75 per common share equivalent) and the estimated redemption value.

(M) CAPITAL SHARES

    CONVERTIBLE PREFERRED STOCK - In July 1993, the Company effected a public offering of 2,990,000 shares of $1.625 Convertible Preferred Stock, par value $1.00 per share (the "Preferred Stock"), pursuant to which the Company raised gross proceeds of approximately $74.7 million in cash (net proceeds of approximately $71.2 million). The proceeds were utilized to repay indebtedness under Facilities C and F of the ING Facility, approximately $5.5 million and $11.6 million, respectively. The remaining proceeds will be used by the Company for working capital and general corporate purposes. The Preferred Stock is convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion rate of 2.899 shares of Common
Stock for each share of Preferred Stock (equivalent to a conversion price of $8.625 per share of Common Stock), subject to adjustment in certain events. Annual dividends are $1.625 per share and are cumulative and are payable quarterly commencing September 30, 1993. The Preferred Stock is redeemable at any time on and after September 30, 1996, at the option of the Company, in whole or in part, at a redemption price of $26.1375 per share, and thereafter at prices decreasing ratably annually to $25.00 per share on and after September 30, 2003, plus accrued and unpaid dividends. The holders of the Preferred Stock do not have any voting rights, except as required by applicable law and except that, among other things, whenever accrued and unpaid dividends on the Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Preferred Stock, the holders of the Preferred Stock will be entitled to elect two directors to the Board until the dividend arrearage has been paid in full. The term of office of all directors so elected will terminate immediately upon such payment. The Preferred Stock has a liquidation preference of $25.00 per share, plus accrued and unpaid dividends.

     COMMON STOCK - At the Company's Annual Meeting of Stockholders held on May 20, 1992, the Company's stockholders approved an increase in the number of authorized shares of Common Stock of the Company from 275,000,000 to 425,000,000, which was effected on September 16, 1992.

     On October 2, 1992, following stockholder approval, the Company effected a one-for-five reverse stock split. On the Consolidated Balance Sheet, "Common Stock" was reduced and "Capital in excess of par value" was increased to reflect this change.

     In October 1992, the Company effected a public offering of 8 million shares of Common Stock pursuant to which the Company raised gross proceeds of approximately $40 million in cash (net proceeds of approximately $38.1 million). The proceeds were utilized to repurchase 272,123 shares of Common Stock which had been issued for the settlement of the Company's Supplemental Executive Retirement Plan obligation (the "SERP Shares"), to repurchase 3,102,857 Private Placement Shares (See Note L) and for general corporate purposes. As of November 6, 1992, all of the 272,123 SERP Shares and all of the 3,102,857 Private Placement Shares had been repurchased by the Company. Supplemental earnings per share for the year ended December 31, 1992 would have been $.06 per share which assumes the public offering and the repurchase of the SERP Shares and the Private Placement Shares, described above, both occurred on January 1, 1992.

     As of December 31, 1993, authorized, unissued shares of Common Stock were reserved for issuance as follows:

Issuance under stock option  plan (net of forfeitures)   1,804,000
Issuance under long-term incentive plan                    700,000
Conversion of Preferred Stock                            8,668,010
Conversion of 8% Senior Subordinated
 Convertible Debentures                                    944,391
Conversion of 8% Convertible
 Subordinated Debentures                                    16,661
Conversion of Class A Stock                                     75
                                                        ----------
Total                                                   12,133,137
                                                        ==========

    NON-VOTING CONVERTIBLE CLASS B COMMON STOCK - At December 31, 1993 and 1992, none of the remaining 41.1 million authorized shares were outstanding.

    Class A (Cumulative Convertible) Capital Stock (the "Class A Stock") has been included with "Capital in excess of par value" due the $880 outstanding at December 31, 1993 and 1992.

(N) CAREER STOCK AND STOCK OPTION PLANS

    On March 19, 1992, and at the Annual Meeting of Stockholders on May
20, 1992, the Company's Board of Directors and stockholders, respectively, approved the Company's 1992 Long-Term Incentive Plan (the "1992 Plan"). The 1992 Plan provides for grants of stock options, stock appreciation rights, stock awards and cash awards, which may be granted singly, in combination or in tandem. The 1992 Plan is unfunded insofar as the plan provides for awards of cash, Common Stock or rights thereto. An aggregate of 1,000,000 shares of Common Stock is available for awards granted wholly or partly in Common
Stock. The Company has granted Restricted Stock Awards under the 1992 Plan totalling 300,000 shares of Common Stock. Such shares awarded are restricted as to transfer until vested pursuant to a schedule whereby 1/24th of the total number of shares is vested per calendar quarter from June 30, 1992 through March 31, 1998 (subject to certain conditions). The market value at the date of grant of the Common Stock granted was recorded as unearned compensation and is amortized to expense over the periods during which the restrictions lapse or shares vest. Unearned compensation is shown as a reduction of stockholders' equity.

     On November 29, 1990, and at a special meeting on March 26, 1991, the Company's Board of Directors and stockholders, respectively, approved the Company's 1990 Stock Option Plan. The plan is intended to provide an incentive that will allow the Company to retain in its employ, persons of the training, experience and ability necessary for the development and financial success of the Company. The plan authorized options with respect to 1,966,000 shares of Common Stock to be granted to certain employees of the Company at an option price of $9.65625 per share. On May 18, 1993, the option price was adjusted to $7.375. On September 25, 1991, options with respect to all 1,966,000 shares were granted. As of December 31, 1993, 33,700 options had been exercised and 1,155,100 shares were vested. Total adjusted compensation under the plan of approximately $1,581,000 represents the excess of market price at the measurement dates over the option price multiplied by the number of options granted. This amount is to be recognized as expense over the four year vesting period which commenced in March 1991. Compensation recognized under the plan for the three years ending December 31, 1993, 1992 and 1991 totalled approximately $507,000, $117,000 and $293,000, respectively. The plan will terminate on March 29, 2001.

(O) RETIREMENT AND SAVINGS PLANS

    PENSION PLANS - The Company has three noncontributory pension plans. Substantially all of its employees are covered by one or more of these plans. Plan benefits are primarily based on years of service and average high thirty-six month compensation.

    The Reading & Bates Pension Plan (the "Domestic Plan") is qualified under the Employee Retirement Income Security Act (ERISA). It is the
Company's policy to fund this plan not less than the minimum required by ERISA. It is the Company's policy to contribute to the Reading & Bates
Offshore Pension Plan (the "Offshore Plan") an amount equal to the normal cost plus amounts sufficient to amortize the initial unfunded actuarial liability and subsequent unfunded liability caused by plan or assumption changes over thirty years. The unfunded liability arising from actuarial gains and losses is funded over fifteen years. The Offshore Plan is a nonqualified plan and is not subject to ERISA funding requirements. The Domestic and Offshore Plans invest in cash equivalents, fixed income and equity securities.

    The Reading & Bates Retirement Benefit Replacement Plan (the
"Replacement Plan") is a self-administered unfunded excess benefit plan. All members of the Domestic Plan or the Reading & Bates Savings Plan are potential participants in the Replacement Plan.

    Pension costs, including discontinued operations, for the years ended December 31, 1993, 1992 and 1991 was $534,000, $111,000, and $16,000,
respectively. The 1991 sale of the Company's water treatment operations reduced the number of active employees covered under the Domestic and Replacement
Plans. This reduction also resulted in a curtailment of these plans. When a curtailment occurs, the pension liability associated with the future service of the terminated employees is immediately recognized as a gain. A net curtailment gain of $410,000 associated with the sale of the water treatment operations was included in discontinued operations in 1991.

    Pension costs (benefit) for the years ended December 31, 1993, 1992 and 1991 included the following components (in thousands):

                                              1993      1992       1991
                                            -------   -------    -------
Service cost - benefits earned during
   the year                                 $ 1,354   $ 1,375    $ 1,299
Interest cost on projected benefit
   obligation                                 4,328     4,125      3,860
Actual return on plan assets                 (3,694)   (3,399)    (7,621)
Net amortization and deferral                (1,454)   (1,990)     2,478
                                            -------   -------    -------
Net pension costs                           $   534   $   111    $    16
                                            =======   =======    =======

    The funded status of the plans at December 31, 1993 was as follows (in thousands):

                                     Domestic    Offshore  Replacement
                                       Plan        Plan        Plan
                                     ---------   ---------   ---------
Actuarial present value of
     benefit obligations:
Vested benefit obligation            $  39,602   $  10,078   $   2,136
Nonvested benefit obligation             1,506         553          77
                                     ---------   ---------   ---------
Accumulated benefit obligation          41,108      10,631       2,213
Effect of projected future
     compensation levels                 3,461       1,454         156
                                     ---------   ---------   ---------
Projected benefit obligation            44,569      12,085       2,369
Plan assets at fair value               38,129       8,470           -
                                     ---------   ---------   ---------
Projected benefit obligation
     in excess of plan assets            6,440       3,615       2,369
Unrecognized cumulative net
     (loss) gain                        (8,277)     (2,712)      4,433
Prior service cost unrecognized
     in pension cost                     2,550         476         297
Unrecognized net implementation
     asset (obligation)                  2,755         199      (3,193)
Additional minimum liability                 -         583           -
                                     ---------   ---------   ---------
Accrued pension cost                 $   3,468   $   2,161   $   3,906
                                     =========   =========   =========

     The additional minimum liability is shown as a reduction of stockholders' equity.

     Employees of discontinued operations are covered under the plans from their employment dates through the date of sale of the discontinued operation.

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 7.5% and 4.5%, respectively. The weighted average expected long-term rate of return on assets was 10.25%.

     SAVINGS PLANS - The Company established a thrift plan in 1969 for salaried and hourly paid employees. Effective August 1, 1988, the plan was amended and restated creating two plans and the name was changed to the Reading & Bates Savings Plan and the Reading & Bates Offshore Savings Plan. Under the plans, an employee may contribute up to 10% of base salary (subject to certain limitations) and the Company will make matching contributions at a rate of $.50 for each dollar contributed by the employee up to 6% of the employee's base salary. Employees may direct the investment of their contributions and the contributions of the Company in various plan options.

     Twenty-five percent of the Company's contribution vests after two years of an employee's service with the Company, 50% after three years, 75% after four years and 100% after five years. Compensation costs (including discontinued operations) under the plans amounted to $502,000 in 1993, $381,000 in 1992 and $940,000 in 1991.

(P) RELATED PARTY TRANSACTIONS

     Drilling has a rig management agreement with Sonat Offshore Drilling
Inc. ("Sonat"), a major shareholder of Drilling, for the operation and marketing of both of its drilling units. For each of the years ending December 31, 1993 and 1992, Drilling paid to Sonat approximately $2.5 million for such management services. In addition, Drilling has a bareboat charter agreement with Sonat for one of its drilling units. For the years ended December 31, 1993 and 1992, Drilling received from Sonat approximately $14.7 million and $3.8 million, respectively for such bareboat charter. At December 31, 1993 and 1992, Drilling had a net receivable from Sonat of $6 million and $5.2 million, respectively.

     Certain principal stockholders of the Company and entities related thereto were investors in the Company's private placement in September 1991
(see Note L). BCL Investment Partnership, L.P. ("BCL") purchased 114,285 shares of Common Stock Subject to Redemption for $1 million, and Danielson Holding Corporation ("Danielson") and its affiliate, National American
Insurance Company of California ("NAICC"), together purchased all of the Redeemable Preferred Stock for $4 million and $8 million, respectively. BCL owned, as of December 31, 1993, approximately 33.9% of the Common Stock, and Paul B. Loyd, Jr., the Company's Chairman and Chief Executive Officer controls one of the five general partners of BCL. Danielson and NAICC may be deemed affiliates of R&B Investment Partnership, L.P. (the "WHR
Partnership") which beneficially owned, as of December 31, 1993, approximately 20.8% of the Common Stock. C. Kirk Rhein, Jr., the
Company's Vice Chairman, is a general partner of the general partner of various partnerships which are stockholders of the Company, including the WHR Partnership. Upon the repurchase of the Private Placement Shares in November 1992, BCL, Danielson and NAICC received approximately $1.3 million, $5.1 million and $10.1 million, respectively, for the Private Placement Shares held by each of them.

     Fees totalling approximately $700,000 and $167,000, respectively, were paid by the Company in October 1991 to an investment firm, a principal of which is a member of the Board of Directors of the Company and an affiliate of the WHR Partnership, and to Venture Capital Investors, an affiliate of an entity with an indirect interest in BCL, for their efforts in securing unaffiliated participating investors in the private placement of the Company's Redeemable Preferred Stock and Common Stock Subject to Redemption (see Note L).

     In 1991, the Company paid to ING Bank an arrangement fee of $1.8 million, of which $900,000 was payable as a finder's fee to Capercaillie Holdings, Inc., an affiliate of BCL, in connection with a credit facility extended to the Company by ING Bank.

(Q) OPERATIONS BY GEOGRAPHIC AREA

     The Company, together with its 50% or less owned unconsolidated investees, operates principally in international offshore contract drilling of oil and gas wells. For the year ended December 31, 1993, revenues from three customers of $39.6 million, $37.7 million and $20.3 million accounted for
22%, 20% and 11%, respectively, of the Company's total operating revenues.
For the year ended December 31, 1992, revenues from two customers of $40.9 million and $27.8 million accounted for 26% and 18%, respectively, of the Company's total operating revenues. For the year ended December 31, 1991, revenues from three customers of $38.6 million, $27.9 million and $14.1 million accounted for 30%, 22% and 11%, respectively, of the Company's total
operating revenues.   Results of operations of the water treatment and shipping
segments are not included in the geographic information as they have been included in discontinued operations.

     GEOGRAPHIC AREAS (in thousands)

                                            Mediter-
                                            ranean-
                       United    Southeast  Middle             Other
1993:                  States    Asia       East     Europe    Foreign  Total
- ----                  --------  --------  --------  --------  -------  --------
Operating revenues    $ 10,878  $ 54,119  $ 53,777  $ 50,292  $14,686  $183,752
                      ========  ========  ========  ========  =======  ========
Operating (loss)
  profit              $(17,265) $ 13,769  $ 17,654  $  6,524  $(2,654) $ 18,028
                      ========  ========  ========  ========  =======
Interest expense, net                                                    11,748

Equity in losses of
  unconsolidated
  investees           $      -  $    (13) $      -  $   (211) $     -     (224)
                      ========  ========  ========  ========  =======  -------
Income before income
  taxes and minority
  interest                                                             $  6,056
                                                                       ========
Identifiable assets   $ 95,176  $139,522  $112,879  $240,973  $23,712  $612,262
                      ========  ========  ========  ========  =======
Investments in and advances
  to unconsolidated
  investees           $      2  $    182  $      -  $     28  $     -       212
                      ========  ========  ========  ========  =======  --------
Total assets                                                           $612,474
                                                                       ========

                                          Mediter-
                                          ranean-
                       United   Southeast Middle              Other
1992:                  States   Asia      East      Europe    Foreign   Total
- ----                  --------  --------  --------  --------  -------  --------
Operating revenues    $  8,095  $ 46,636  $ 42,330  $ 45,835  $13,763  $156,659
                      ========  ========  ========  ========  =======  ========
Operating (loss)
  profit              $(12,103) $ 11,238  $  7,988  $ (7,815) $(1,495) $ (2,187)
                      ========  ========  ========  ========  =======
Interest expense, net                                                     3,331

Equity in earnings
  of unconsolidated
  investees           $      4  $    234  $      -  $      -  $    21       259
                      ========  ========  ========  ========  =======  --------
Loss before income taxes
  and minority interest                                                $ (5,259)
                                                                       ========
Identifiable assets   $108,428  $111,981  $111,201  $276,307  $ 6,087  $614,004
                      ========  ========  ========  ========  =======
Investments in and
  advances to
  unconsolidated
  investees           $      4  $    570  $      -  $     50  $     -       624
                      ========  ========  ========  ========  =======  --------
Total assets                                                           $614,628
                                                                       ========

                                           Mediter-
                                           ranean-
                       United    Southeast Middle              Other
1991:                  States    Asia      East      Europe    Foreign  Total
- ----                  --------  --------  --------  --------  -------  --------
Operating revenues    $ 16,105  $ 39,994  $ 45,063  $ 11,764  $13,874  $126,800
                      ========  ========  ========  ========  =======  ========
Operating (loss)
  profit              $(19,453) $  6,199  $ 12,908  $  2,197  $(1,621) $    230
                      ========  ========  ========  ========  =======
Interest expense, net                                                    16,657

Equity in earnings (losses)
  of unconsolidated
  investees           $    656  $   (145) $      -  $  1,532  $   207     2,250
                      ========  ========  ========  ========  =======  --------
Loss from continuing
  operations before income
  taxes, extraordinary gain
  and cumulative effect of
  change in accounting
  principle                                                            $(14,177)
                                                                       ========
Identifiable assets   $ 96,326  $122,967  $113,919  $ 30,995  $ 9,668  $373,875
                      ========  ========  ========  ========  =======
Investments in and advances
  to unconsolidated
  investees           $  2,744  $    662  $      -  $ 65,741  $   499    69,646
                      ========  ========  ========  ========  =======  --------
Total assets                                                           $443,521
                                                                       ========

                      READING & BATES CORPORATION AND SUBSIDIARIES

                    SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

                     QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the two years ended December 31, 1993, are as follows (in thousands except for per share amounts):

                                            Quarter
                        ------------------------------------------------
                          First    Second     Third    Fourth    Total
                        --------  --------  --------  --------  --------
1993:
- ----
Operating revenues      $ 35,939  $ 48,307  $ 51,429  $ 48,077  $ 183,752
Gross income <F1>       $  4,184  $ 10,962  $ 12,737  $  8,231  $  36,114
Net income (loss)       $ (2,188) $  2,239  $  5,118  $   (513) $   4,656
Net income (loss) per
  share applicable to
  common stockholders   $   (.04) $    .04  $    .08  $   (.03) $     .05

1992:
- ----
Operating revenues      $ 40,416  $ 38,081  $ 41,254  $ 36,908  $ 156,659
Gross income <F1>       $  4,376  $  7,280  $  2,918  $     73  $  14,647
Net income (loss)       $ (1,567) $   (527) $ 10,109  $ (4,613) $   3,402
Net income (loss) per
  share applicable to
  common stockholders   $   (.06) $   (.04) $    .17  $   (.10) $    (.04)

<F1>  Gross income represents operating revenues less operating expenses, depreciation and amortization, and other, net.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On November 25, 1992 the Company engaged Arthur Andersen & Co. as its independent public accountants replacing Coopers & Lybrand. There were no disagreements with Coopers & Lybrand regarding accounting principles and practices for the two fiscal years ended December 31, 1991, and the subsequent interim period, however, its report for the year ended December 31, 1990 contained a paragraph regarding the Company's ability to continue as a going concern. That qualification was removed in Coopers & Lybrand's report for the year ended December 31, 1991. The decision to change accountants was approved by the Company's audit committee of the board of directors.

                            PART III

The information called for by Part III of Form 10-K is incorporated by reference from the Registrant's Proxy Statements relating to its annual meeting of Stockholders to be held May 10, 1994, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Also reference is made to the information contained under the captioned "Executive Officers of Registrant" contained in Part I hereof.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Financial Statements, Schedules and Exhibits

    1.  Financial Statements:

      Reports of Independent Public Accountants
      Consolidated Balance Sheet as of December 31, 1993 and 1992
      Consolidated Statement of Operations for the years ended December 31,
           1993, 1992 and 1991
      Consolidated Statement of Cash Flows for the years ended December 31,
           1993, 1992 and 1991
      Consolidated Statement of  Stockholders' Equity (Deficit) for the years ended December 31, 1993, 1992  and 1991
      Notes to Consolidated Financial Statements
      Supplemental Consolidated Financial Information (unaudited)

    2.  Schedules:

      Reports of Independent Public Accountants
      Schedule II     -   Amounts Receivable from Related Parties
      Schedule V      -   Property and Equipment
      Schedule VI     -   Accumulated Depreciation and Amortization of
                          Property and Equipment
      Schedule IX     -   Short-term Obligations
      Schedule X      -   Supplementary Consolidated Statement of Operations
                          Information
      All other schedules are omitted because they are not required or are not applicable.


    3.  Exhibits:

      Exhibit 3.1         -  The Registrant's Restated Certificate of
                             Incorporation, as amended through October 2, 1992. (Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for 1992 and incorporated herein by reference.)

      Exhibit 3.2         -  The Registrant's Certificate of Designations of
                             $1.625 Convertible Preferred Stock ($1.00 par value). (Filed as Exhibit (a) to Amendment No. 1 to the Registrant's Form 8-A/A dated July 22, 1993 and incorporated herein by reference.)

      Exhibit 3.3         -  The Registrant's Bylaws.  (Filed as Exhibit 4.2 to
                             the Company's Registration No. 33-44237 and incorporated herein by reference.)

      Exhibit 4.1         -  Indenture relating to the Registrant's 8% Senior
                             Subordinated Convertible Debentures due  1998
                             dated as of August 29, 1989, between the Registrant and IBJ Schroder Bank & Trust Company, as
                             Trustee. (Filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for 1989 and incorporated herein by reference.)

      Exhibit 4.2         -  Form of the Registrant's registered 8% Senior
                             Subordinated Convertible Debentures due 1998. (Filed as Exhibit 4.2 to Registration No. 33-28580 and incorporated herein by reference.)

      Exhibit 4.3         -  Form of the Registrant's bearer 8% Senior
                             Subordinated Convertible Debentures due 1998. (Filed as Exhibit 4.3 to Registration No. 33-28580 and incorporated herein by reference.)

      Exhibit 4.4         -  Indenture dated as of December 1, 1980 among
                             Reading & Bates Energy Corporation N.V., the
                             Registrant, as Guarantor, and U.S. Trust Company, as Successor Trustee, relating to the 8% Convertible Subordinated Debentures due 1995 issued by Reading & Bates Energy Corporation N.V., and guaranteed by the Registrant. (Filed as Exhibit 4.4 to Registration No. 33-28580 and incorporated herein by reference.)

      Exhibit 4.5         -  Form of 8% Convertible Subordinated Debentures
                             due 1995 issued by Reading & Bates Energy
                             Corporation N.V., and guaranteed by the Registrant. (Filed as Exhibit 4.5 to Registration No. 33-28580 and incorporated herein by reference.)

      Exhibit 4.6         -  Form of the Registrant's Common Stock Certificate.
                             (Filed as Exhibit 4.6 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 4.7         -  Form of Preferred Stock Certificate for $1.625
                             Convertible Preferred Stock ($1.00 par value). (Filed as Exhibit 4.4 to Registration No. 33-65476 and incorporated herein by reference.)

      Exhibit 4.8         -  Registration Rights Agreement dated as of March 29,
                             1991 among the Registrant, Holders as referred therein and members of Offering Committee as referred therein. (Filed as Exhibit 4.22 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

      Exhibit 4.9         -  Amendment No. 1, dated as of September 1, 1992, to
                             the Registration Rights Agreement filed as Exhibit
                             4.7 hereto. (Filed as Exhibit 4.18 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 4.10        -  Amendment No. 2, dated as of June 1, 1993, to the
                             Registration Rights Agreement.  (Filed as Exhibit
                             4.8 to Registration No. 33-65476 and incorporated herein by reference.)

      Exhibit 4.11        -  Agreement dated as of March 27, 1991 among the
                             Registrant, R&B Rig Investment Partners, L.P., R&B MODU Investment Associates, L.P., M&W Investment Partners, L.P., and BCL Investment Partners, L.P. (Filed as Exhibit 4.24 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

      Exhibit 4.12        -  Termination Agreement dated as of September 14,
                             1993 between the Registrant and BCL Investment Partners, L.P.

      Exhibit 4.13        -  Agreement dated March 29, 1991 between the
                             Registrant and R&B Investment Partnership, L.P. (Filed as Exhibit 4.25 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

      Exhibit 4.14        -  Amendment No. 1 dated as of January 1, 1992
                             between the Registrant and R&B Investment
                             Partnership, L.P.

      Exhibit 4.15        -  Amendment No. 2 dated as of January 1, 1992
                             between the Registrant and R&B Investment
                             Partnership, L.P.

      Exhibit 4.16        -  Termination Agreement dated as of September 14,
                             1993 between the Registrant and R&B Investment Partnership, L.P.

      Exhibit 4.17        -  Preferred Stock Subscription Agreement dated as of
                             September 3, 1991 between Registrant and the subscribers, as amended. (Filed as Exhibit 4.12 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 4.18        -  Subscription Agreement dated as of September 3,
                             1991 between Registrant and the subscribers, as amended. (Filed as Exhibit 4.14 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 4.19        -  Agreement dated as of October 15, 1992 between the
                             Registrant and the Subscribers as defined therein. (Filed as Exhibit 10.63 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 4.20        -  Common Stock Issuance Agreement dated April 19,
                             1991 between the Company and J. W. Bates, Jr., as amended. (Filed as Exhibit 4.15 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 4.21        -  Common Stock Issuance Agreement dated April 15,
                             1991 between the Company and R. A. Tappmeyer, as amended. (Filed as Exhibit 4.16 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 4.22        -  Common Stock Issuance Agreement dated April 1991
                             between the Company and C. E. Thornton, as amended. (Filed as Exhibit 4.17 to Registration No. 33-51120 and incorporated herein by reference.)


      Exhibit 10.1        -  Amended and Restated Lease Restructuring
                             Agreement dated as of March 29, 1991 among the
                             Registrant, other obligors, the Lessors, the Lease
                             Lenders, the Lease Trustees, the Lease Lenders, the
                             Lease Trustees, the Lease Equity Participant and
 						                      the Lease Agent, all as named therein.  (Filed
                             as Exhibit 4.26 to the Company's Annual Report on
                             Form 10-K for 1990 and incorporated herein by
                             reference.)

      Exhibit 10.2        -  Bareboat Charter Party Amendment No. 2 dated
                             March 29, 1991 between The Connecticut National Bank, as Owner Trustee and Reading & Bates
                             Drilling Co., a subsidiary of the Registrant, as Charterer. (Filed as Exhibit 4.27 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

      Exhibit 10.3        -  Bareboat Charter Party Amendment No. 3 dated as of
                             March 29, 1991 between The Connecticut National Bank, as Owner Trustee and Reading & Bates Exploration Co., a subsidiary of the Registrant, as Charterer. (Filed as Exhibit 4.28 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

      Exhibit 10.4        -  Amendment No. 1 to Trust Indenture and First
                             Preferred Ship Mortgage dated as of March 29, 1991 between Reading & Bates Exploration Co., a subsidiary of the Registrant, and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee. (Filed as
                             Exhibit 4.29 to the Company's Annual Report on
                             Form 10-K for 1990 and incorporated herein by reference.)

      Exhibit 10.5        -  Credit Facility Agreement dated as of March 29,
                             1991 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading and Bates, Inc. and Resources Conservation Company, subsidiaries of the Registrant, and NMB Postbank Groep, N.V. (Filed as Exhibit 4.30 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

      Exhibit 10.6        -  Amendment No. 1, dated as of May 24, 1991, to the
                             Credit Facility Agreement dated as of March 29, 1991 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading & Bates, Inc. and Resources Conservation Company, subsidiaries of the Registrant, and NMB Postbank Groep, N.V. (Filed as Exhibit 4.32 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

      Exhibit 10.7        -  Amendment No. 2, dated as of June 28, 1991, to the
                             Credit Facility Agreement dated as of March 29, 1991 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading & Bates, Inc. and Resources Conservation Company, subsidiaries of the Registrant, and NMB Postbank Groep, N.V. (Filed as Exhibit 4.33 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

      Exhibit 10.8        -  Amendment No. 3, dated as of August 30, 1991, to
                             the Credit Facility Agreement dated as of March 29, 1991 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading & Bates, Inc. and Resources Conservation Company, subsidiaries of the Registrant, and NMB Postbank Groep, N.V. (Filed as Exhibit 4.34 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

      Exhibit 10.9        -  Amendment No. 4, dated as of June 30, 1992, to the
                             Credit Facility Agreement dated as of March 27, 1991 among the Registrant, Reading and Bates Drilling Co., Reading and Bates Exploration Co. and Reading and Bates, Inc., subsidiaries of the Registrant, and Internationale Nederlanden Bank N.V. (formerly known as NMB Postbank Groep
                             N.V.). (Filed as Exhibit 10.61 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 10.10       -  Amendment No. 5, dated as of February
                             23, 1993, to the Credit Facility
                             Agreement dated as of March 27, 1991
                             among the Registrant, Reading and Bates
                             Drilling Co., Reading and Bates
                             Exploration Co., and Reading and Bates,
                             Inc., subsidiaries of the Registrant, and Internationale Nederlanden Bank N.V. (Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for 1992 and incorporated herein by reference.)

      Exhibit 10.11       -  Agreement dated August 18, 1993 among
                             the Registrant, Reading & Bates Drilling
                             Co., Reading & Bates Exploration Co.,
                             and Reading & Bates, Inc., subsidiaries
                             of the Registrant, and Internationale
                             Nederlanden Bank N.V.

      Exhibit 10.12       -  Pledge Agreement dated August 18, 1993
                             among the Registrant, Reading & Bates
                             Drilling Co., Reading & Bates
                             Exploration Co., and Reading & Bates,
                             Inc., subsidiaries of the Registrant, and Internationale Nederlanden Bank N.V.

      Exhibit 10.13*      -  Reading & Bates 1990 Stock Option
                             Plan.  (Filed as Appendix A to the
                             Company's Proxy Statement dated April
                             26, 1993 and incorporated herein by
                             reference.)

      Exhibit 10.14*      -  1992 Long-Term Incentive Plan of
                             Reading & Bates Corporation.  (Filed as
                             Exhibit B to the Registrant's Proxy
                             Statement dated April 27, 1992 and
                             incorporated herein by reference.)

      Exhibit 10.15*      -  Director Stock Option Agreement dated
                             as of September 14, 1993 between the
                             Registrant and C. A. Donabedian.

      Exhibit 10.16*      -  Director Stock Option Agreement dated
                             as of September 14, 1993 between the
                             Registrant and J. W. McLean.

      Exhibit 10.17*      -  Director Stock Option Agreement dated
                             as of September 14, 1993 between the
                             Registrant and R. L. Sandmeyer.

      Exhibit 10.18*      -  Director Stock Option Agreement dated
                             as of September 14, 1993 between the
                             Registrant and S. A. Webster.

      Exhibit 10.19       -  Pledge of shares of stock of Reading &
                             Bates Drilling Co., Reading & Bates
                             Exploration Co., and Reading and Bates,
                             Inc., to NMB Postbank Groep N.V.
                             and/or its affiliates or trustees acting on behalf of any of the foregoing. (Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

      Exhibit 10.20       -  Agreement dated as of August 31, 1991
                             among Registrant, Arcade Shipping AS
                             and Sonat Offshore Drilling Inc. (Filed as Exhibit 10.40 to the Company's
                             Annual Report on Form 10-K for 1991
                             and incorporated herein by reference.)

      Exhibit 10.21*      -  Employment Agreement dated as of
                             November 1, 1991 between the
                             Registrant and L. E. Voss, Jr.  (Filed as
                             Exhibit 10.34 to the Company's Annual
                             Report on Form 10-K for 1991 and
                             incorporated herein by reference.)

      Exhibit 10.22*      -  Amendment No. 1, dated as of October
                             1, 1993, to the Employment Agreement
                             dated as of November 1, 1991 between
                             the Registrant and L. E. Voss, Jr.

      Exhibit 10.23*      -  Employment Agreement dated as of
                             November 1, 1991 between the
                             Registrant and T. W. Nagle.  (Filed as
                             Exhibit 10.35 to the Company's Annual
                             Report on Form 10-K for 1991 and
                             incorporated herein by reference.)

      Exhibit 10.24*      -  Amendment No. 1, dated as of October
                             1, 1993, to the Employment Agreement
                             dated as of November 1, 1991 between
                             the Registrant and T. W. Nagle.

      Exhibit 10.25*      -  Employment Agreement dated as of
                             November 1, 1991 between the
                             Registrant and C. R. Ofner.  (Filed as
                             Exhibit 10.36 to the Company's Annual
                             Report on Form 10-K for 1991 and
                             incorporated herein by reference.)

      Exhibit 10.26*      -  Amendment No. 1, dated as of October
                             1, 1993, to the Employment Agreement
                             dated as of November 1, 1991 between
                             the Registrant and C. R. Ofner.

      Exhibit 10.27*      -  Employment Agreement dated as of
                             November 1, 1991 between the
                             Registrant and D. L. McIntire.  (Filed as
                             Exhibit 10.37 to the Company's Annual
                             Report on Form 10-K for 1991 and
                             incorporated herein by reference.)

      Exhibit 10.28*      -  Amendment No. 1, dated as of October
                             1, 1993, to the Employment Agreement
                             dated as of November 1, 1991 between
                             the Registrant and D. L. McIntire.

      Exhibit 10.29*      -  Employment Agreement dated as of
                             November 1, 1991 between the
                             Registrant and W. K. Hillin.  (Filed as
                             Exhibit 10.38 to the Company's Annual
                             Report on Form 10-K for 1991 and
                             incorporated herein by reference.)

      Exhibit 10.30*      -  Amendment No. 1, dated as of October
                             1, 1993, to the Employment Agreement
                             dated as of November 1, 1991 between
                             the Registrant and W. K. Hillin.

      Exhibit 10.31*      -  Employment Agreement dated as of
                             January 1, 1992 between the Registrant
                             and Paul B. Loyd, Jr.  (Filed as Exhibit
                             10.42 to Registration No. 33-51120 and
                             incorporated herein by reference.)

      Exhibit 10.32*      -  Amendment No. 1, dated as of October
                             1, 1993, to the Employment Agreement
                             dated as of January 1, 1992 between the
                             Registrant and Paul B. Loyd, Jr.

      Exhibit 10.33*      -  Employment Agreement dated as of
                             January 1, 1992 between the Registrant
                             and C. Kirk Rhein, Jr.  (Filed as Exhibit
                             10.43 to Registration No. 33-51120 and
                             incorporated herein by reference.)

      Exhibit 10.34*      -  Amendment No. 1, dated as of October
                             1, 1993, to the Employment Agreement
                             dated as of January 1, 1992 between the
                             Registrant and C. Kirk Rhein, Jr.

      Exhibit 10.35*      -  Employment Agreement dated as of
                             January 1, 1992 between the Registrant
                             and J. T. Angel. (Filed as Exhibit 10.44 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 10.36*      -  Agreement amending Employment
                             Agreement dated October 7, 1993
                             between the Registrant and J. T. Angel.

      Exhibit 10.37       -  Galloway Waiver Agreement dated as of
                             May 31, 1991 among the Noteholders,
                             the Owner Trustee and the Indenture
                             Trustee named therein.  (Filed as Exhibit
                             10.45 to Registration No. 33-51120 and
                             incorporated herein by reference.)

      Exhibit 10.38       -  Thornton Waiver Agreement dated as of
                             May 31, 1991 among the Noteholders,
                             the Owner Trustee and the Indenture
                             Trustee named therein.  (Filed as Exhibit
                             10.46 to Registration No. 33-51120 and
                             incorporated herein by reference.)

      Exhibit 10.39       -  Galloway Rescission Agreement dated as
                             of June 28, 1991 among Reading & Bates
                             Drilling Co., the Registrant, the
                             Noteholders, the Owner Trustee, the
                             Indenture Trustee and the Owner
                             Participant named therein.  (Filed as
                             Exhibit 10.47 to Registration No. 33-
                             51120 and incorporated herein by
                             reference.)

      Exhibit 10.40       -  Galloway Assignment Agreement dated
                             as of June 28, 1991 between the Holders
                             named therein and the NMB Postbank
                             Groep N.V.  (Filed as Exhibit 10.48 to
                             Registration No. 33-51120 and
                             incorporated herein by reference.)

      Exhibit 10.41       -  Thornton Rescission Agreement dated as
                             of June 28, 1991 among Reading & Bates
                             Exploration Co., the Registrant, the
                             Noteholders, the Owner Trustee, the
                             Indenture Trustee and the Owner
                             Participant named therein.  (Filed as
                             Exhibit 10.49 to Registration No. 33-
                             51120 and incorporated herein by
                             reference.)

      Exhibit 10.42       -  Thornton Assignment Agreement dated
                             as of June 28, 1991 between the Holders
                             named therein and NMB Postbank Groep
                             N.V.  (Filed as Exhibit 10.50 to
                             Registration No. 33-51120 and
                             incorporated herein by reference.)

      Exhibit 10.43       -  Facility Agreement dated February 21,
                             1991 between Arcade Drilling AS, Chase
                             Investment Bank Limited and The Chase
                             Manhattan Bank, N.A.  (Filed as Exhibit
                             10.51 to Registration No. 33-51120 and
                             incorporated herein by reference.)

      Exhibit 10.44       -  Hull 515 Rig Management Agreement
                             dated October 26, 1990 between Arcade
                             Drilling AS and Sonat Offshore Drilling
                             Inc.  (Filed as Exhibit 10.52 to
                             Registration No. 33-51120 and
                             incorporated herein by reference.)

      Exhibit 10.45       -  HG Rig Management Agreement dated
                             October 26, 1990 between Arcade
                             Drilling AS and Sonat Offshore Drilling
                             Inc.  (Filed as Exhibit 10.53 to
                             Registration No. 33-51120 and
                             incorporated herein by reference.)

      Exhibit 10.46       -  Modification Agreement dated as of May
                             27, 1992 between Arcade Drilling AS
                             and Sonat Offshore Drilling Inc. (Filed as Exhibit 10.54 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 10.47       -  Credit Facility Letter dated May 12,
                             1992 between Arcade Shipping AS and
                             The Chase Manhattan Bank, N.A., as
                             amended on May 14, 1992.  (Filed as
                             Exhibit 10.55 to Registration No. 33-
                             51120 and incorporated herein by
                             reference.)

      Exhibit 10.48       -  Letter Agreement dated May 12, 1992
                             between the Registrant and The Chase
                             Manhattan Bank, N.A. regarding
                             undertakings with respect to a credit
                             facility issued as of the same date to
                             Arcade Shipping AS.  (Filed as Exhibit
                             10.56 to Registration No. 33-51120 and
                             incorporated herein by reference.)

      Exhibit 10.49       -  Charter Payments Agreement dated as of
                             September 30, 1991 among the
                             Registrant, Reading & Bates Drilling
                             Co., Reading & Bates Exploration Co.,
                             Reading and Bates, Inc. and NMB
                             Postbank Groep, N.V.  (Filed as Exhibit
                             10.57 to Registration No. 33-51120 and
                             incorporated herein by reference.)

      Exhibit 10.50       -  Amendment No. 1, dated as of June 30,
                             1992, to Charter Payments Agreement
                             dated as of September 30, 1991 among
                             the Registrant, Reading and Bates
                             Drilling Co., Reading and Bates
                             Exploration Co., Reading and Bates, Inc.
                             and Internationale Nederlanden Bank
                             N.V. (formerly known as NMB Postbank
                             Groep N.V.). (Filed as Exhibit 10.36 to the Company's Annual Report on Form
                             10-K for 1992 and incorporated herein by reference.)

      Exhibit 10.51       -  Floating Rate Loan Facility Agreement
                             dated September 19, 1991 between Gade
                             Shipping Corporation, Skandinaviska
                             Enskilda Banken, London Branch and
                             Den norske Bank AS.  (Filed as Exhibit
                             10.58 to Registration No. 33-51120 and
                             incorporated herein by reference.)

      Exhibit 10.52       -  Bareboat Charter dated September 4,
                             1991 between K/S UL Arcade and
                             Arcade Shipping AS (regarding
                             motorvessel "ARCADE FALCON").
                             (Filed as Exhibit 10.59 to Registration
                             No. 33-51120 and incorporated herein by
                             reference.)

      Exhibit 10.53       -  Bareboat Charter dated September 4,
                             1991 between K/S UL Arcade and
                             Arcade  Shipping AS (regarding
                             motorvessel "ARCADE EAGLE").
                             (Filed as Exhibit 10.60 to Registration
                             No. 33-51120 and incorporated herein by
                             reference.)

      Exhibit 10.54       -  ISDA Interest and Currency Exchange
                             Agreement dated as of October 26, 1990
                             between the Chase Manhattan Bank,
                             N.A. and K/S Frontier Drilling, and
                             Novation Agreement with respect thereto
                             dated February 28, 1991.   (Filed as
                             Exhibit 10.62 to Registration
                             No. 33-51120 and incorporated herein by
                             reference.)

       Exhibit 11         -  Computation of Earnings Per Common Share

       Exhibit 16         -  Letter re Change in Certifying Accountant (filed as
                             Exhibit 16.1 to the Company's Form 8-K dated December 2, 1992 and incorporated herein by reference).

       Exhibit 21         -  Schedule of Subsidiaries of the Company

       Exhibit 23.1       -  Consent of Arthur Andersen & Co.

       Exhibit 23.2       -  Consent of Coopers & Lybrand

       Exhibit 99         -  Annual Report on Form 11-K with respect to Reading
                             & Bates Savings Plan.


      Instruments with respect to certain long-term obligations of the Company are not being filed as exhibits hereto as the securities authorized thereunder do not exceed 10% of the Company's total assets. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon its request.


  * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

  (b) Reports on Form 8-K

      During the three months ending December 31, 1993 five Current
      Reports on Form 8-K were filed. A Current Report on Form 8-K dated October 12, 1993 announcing the resignation of J.T. Angel, dated October 21, 1993 announcing the Company's 3rd quarter 1993 earnings, dated November 5, 1993 announcing that AGIP S.p.A. did not exercise their remaining options under a contract with the "JACK BATES", dated November 18, 1993 announcing the mobilization of the "M.G. HULME, JR." from the Mediterranean Sea to the Gulf of Mexico, and dated December 9, 1993 announcing that the Company had received a letter of intent for a drilling contract in the Gulf of Mexico for the "M.G. HULME, JR.".


                   READING & BATES CORPORATION
                        AND SUBSIDIARIES

       INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedule
 Number                         Description
- --------       ------------------------------------------------

               Reports of Independent Public Accountants

  II.          Amounts Receivable from Related Parties

   V.          Property and Equipment

  VI.          Accumulated Depreciation and Amortization of Property and
               Equipment

  IX.          Short-term Obligations

   X.          Supplementary Consolidated Statement of Operations Information

Note: All other schedules are omitted because they are not applicable or not required.


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Stockholders
Reading & Bates Corporation


      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Reading & Bates Corporation as of and for the years ended December 31, 1993 and 1992 included in this Form 10-K and have issued our report thereon dated February 14, 1994. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statement schedules set forth in item 14(a)(2) hereof for the years ended December 31, 1993 and 1992, are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



/s/ARTHUR ANDERSEN & CO.

Houston, Texas
February 14, 1994




                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
              ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders
Reading & Bates Corporation


      Our report on the consolidated financial statements of Reading & Bates Corporation and Subsidiaries is included on page
31 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a)(2) of this Form 10-K as of and for the year ended December 31, 1991.

      In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                  /s/Coopers & Lybrand

Houston, Texas
March 25, 1992


                         READING & BATES CORPORATION
                              AND SUBSIDIARIES

         SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES

                   For the Three Years Ended December 31, 1993
                              (in thousands)

                                          Deductions           Balance at end
                  Balance at          ---------------------      of period
                  beginning           Amounts Collectibility -------------------
Name of Debtor    of period Additions Collected Allowances   Current  Noncurrent
- -------------     --------- --------- --------- ----------   -------  ----------
1993:
Sonat Offshore
  Drilling Inc.   $ 5,257   $ 15,497  $ 14,651  $    -       $ 5,103  $ 1,000
                  =======   ========  ========  ======       =======  =======
1992:
Sonat Offshore
  Drilling
  Inc. <F1>       $     -  $  5,257   $      -  $    -        $ 4,257  $ 1,000
                  =======  ========   ========  ======        =======  =======
1991:             $     -  $      -   $      -  $    -        $     -  $     -
                  =======  ========   ========  ======        =======  =======

___________________________________

<F1> The addition in 1992  is the result of  the Company consolidating  Arcade
     Drilling AS in the first quarter of 1992. The receivable from Sonat Offshore Drilling Inc., a major shareholder of the Company's consolidated subsidiary Arcade Drilling AS, is the result of a bareboat charter agreement relating to the HENRY GOODRICH.


                           READING & BATES CORPORATION
                                 AND SUBSIDIARIES

                       SCHEDULE V - PROPERTY AND EQUIPMENT

                   For the Three Years Ended December 31, 1993
                                  (in thousands)

                Balance at                          Other changes    Balance
                beginning  Additions             ------------------- at end
Classification  of period  at cost   Retirements Add<F1>  Deduct<F2> of period
- --------------  ---------  --------- ----------- -------  ---------- ---------
1993:
Drilling        $750,058   $  9,161    $  8,203  $     -  $  4,598    $746,418
Other              5,201        988         411        -         -       5,778
                --------   --------    --------  --------  -------    --------
Total           $755,259   $ 10,149    $  8,614  $      -  $ 4,598    $752,196
                ========   ========    ========  ========  =======    ========
1992:
Drilling        $542,683   $ 13,284    $ 39,052  $233,143  $     -    $750,058
Other              4,416        525         104       364        -       5,201
                --------   --------    --------  --------  -------    --------
Total           $547,099   $ 13,809    $ 39,156  $233,507  $     -    $755,259
                ========   ========    ========  ========  =======    ========
1991:
Drilling        $532,481   $ 15,877    $  5,675  $      -  $     -    $542,683
Other              3,922        689         195         -        -       4,416
                --------   --------    --------  --------  -------    --------
Total           $536,403   $ 16,566    $  5,870  $      -  $     -    $547,099
                ========   ========    ========  ========  =======    ========

- -----------------------------------

     Estimated  useful lives  are as  follows:   Drilling -  3 to 25  years; and
     Other - 3 to 10 years.

<F1> Due to  the consolidation of Arcade  Drilling AS effective  January 1,
     1992.

<F2> Due to the Company purchasing shares of Arcade Drilling AS at a lower average cost per share than previous shares acquired by the Company.


                       READING & BATES CORPORATION
                             AND SUBSIDIARIES

                SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                  AMORTIZATION OF PROPERTY AND EQUIPMENT

               For the Three Years Ended December 31, 1993
                              (in thousands)

                            Additions
                Balance at  charged to              Other changes     Balance
                beginning   costs and              ---------------    at end
Classification  of period   expenses  Retirements  Add<F1>  Deduct    of period
- --------------  ----------  --------- -----------  -------  ------    ---------
1993:
Drilling        $250,446    $ 29,018  $  5,793    $     -   $     -   $273,671
Other              3,421         740       298          -         -      3,863
                --------    --------  --------    -------   -------   --------
Total           $253,867    $ 29,758  $  6,091    $     -   $     -   $277,534
                ========    ========  ========    =======   =======   ========
1992:
Drilling        $223,528    $ 32,030  $ 16,577     $11,465  $     -   $250,446
Other              2,910         421        76         166  $     -   $  3,421
                --------    --------  --------     -------  -------   --------
Total           $226,438    $ 32,451  $ 16,653     $11,631  $     -   $253,867
                ========    ========  ========     =======  =======   ========
1991:
Drilling        $205,528    $ 21,804  $  3,804     $     -  $     -   $223,528
Other              2,651         396       137           -        -      2,910
                --------    --------  --------     -------  -------   --------
Total           $208,179    $ 22,200  $  3,941     $     -  $     -   $226,438
                ========    ========  ========     =======  =======   ========
- ---------------------------

<F1> Due to  the consolidation of  Arcade Drilling AS effective January  1,
     1992.

                         READING & BATES CORPORATION
                              AND SUBSIDIARIES

                   SCHEDULE IX - SHORT-TERM OBLIGATIONS

                For the Three Years Ended December 31, 1993
                               (in thousands)

                                             Maximum     Average     Weighted
                                   Weighted  Amount      Amount      Average
                         Balance   Average Outstanding Outstanding Interest Rate
Category of aggregate    at End    Interest During the  During the   During the
short-term obligations  of Period    Rate    Period     Period <F1>  Period<F2>
- ----------------------  ---------  -------- ---------  -----------  ------------
Year Ended December 31,
 1993:
Revolving credit
 facility <F3>            $  2,735    7.25%  $ 14,417   $  2,995        7.26%

Year Ended December 31,
 1992:
Revolving credit
 facility <F3>            $ 13,482    7.25%  $ 13,482   $  5,187        7.46%

Year Ended December 31,
 1991:
Margin loan <F3>          $ 24,562   12.69%  $ 24,562   $ 22,577       12.9%
Revolving credit
 facility <F3>            $ 11,979    7.75%  $ 13,739   $  9,392        9.2%

- --------------------------------

<F1>  Average amount outstanding during  the period is  computed by  dividing the total daily outstanding principal balances by the number of days in the period.

<F2>  Weighted average  interest  rate  during  the  period  is  computed  by dividing the actual annualized short-term interest expense by the average short-term obligations outstanding.

<F3>  See  Note  E  of  Notes   to  Consolidated  Financial   Statements  for
      description of terms of short-term obligations.

                           READING & BATES CORPORATION
                                 AND SUBSIDIARIES

                     SCHEDULE X - SUPPLEMENTARY CONSOLIDATED
                       STATEMENT OF OPERATIONS INFORMATION

                   For the Three Years Ended December 31, 1993
                                  (in thousands)

                                               Charged to costs and expenses
       Item                                       1993      1992      1991
- -----------------------------                   -------   -------   -------
Maintenance and repairs                         $18,149   $17,980   $15,275
                                                =======   =======   =======
Amortization of deferred drilling expenses      $ 2,420   $ 1,875   $   844
                                                =======   =======   =======

   Depreciation and amortization of intangible assets, taxes other than payroll and income taxes and advertising costs were each less than 1% of consolidated revenues.



                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized on March 9, 1994.

                                      READING & BATES CORPORATION


                                      By  /s/Paul B. Loyd, Jr.
                                          ------------------------
                                          Paul B. Loyd, Jr.
                                          President, Chief Executive Officer,
                                          Chairman and Director


    Pursuant to the requirements of Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 9,1994.



By  /s/ Paul B. Loyd Jr.               By  /s/ Willem Cordia
    -------------------------              -------------------------
    Paul B. Loyd, Jr.                      Willem Cordia
    President, Chief Executive Officer,    Director
    Chairman and Director


By  /s/ C. Kirk Rhein, Jr.             By  /s/ Charles A. Donabedian
    --------------------------             -------------------------
    C. Kirk Rhein, Jr.                     Charles A. Donabedian
    Vice Chairman and Director             Director


By  /s/ T. W. Nagle                    By  /s/ J. W. McLean
    -------------------------              -------------------------
    T. W. Nagle                            J. W. McLean
    Vice President and Chief               Director
    Financial Officer
    Principal Accounting Officer


By  /s/ Ted Kalborg                    By  /s/ A. L. Chavkin
    -------------------------              -------------------------
    Ted Kalborg                            A. L. Chavkin
    Director                               Director


By  /s/ Steven A. Webster              By  /s/ Robert L. Sandmeyer
    -------------------------              -------------------------
    Steven A. Webster                      Robert L. Sandmeyer
    Director                               Director


                               EXHIBIT INDEX

            Exhibit
            Number                         Description

            Exhibit 3.1 The Registrant's Restated Certificate of Incorporation, as amended through October 2, 1992. (Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for 1992 and incorporated herein by reference.)

            Exhibit 3.2 The Registrant's Certificate of Designations of $1.625 Convertible Preferred Stock ($1.00 par value). (Filed as Exhibit (a) to Amendment No. 1 to the Registrant's Form 8-A/A dated July 22, 1993 and incorporated herein by reference.)

            Exhibit 3.3       The  Registrant's  Bylaws.     (Filed   as
                              Exhibit 4.2 to  the Company's Registration
                              No. 33-44237 and incorporated herein by reference.)

            Exhibit 4.1 Indenture relating to the Registrant's 8% Senior Subordinated Convertible Debentures due 1998 dated as of August 29, 1989, between the Registrant and IBJ Schroder Bank & Trust Company, as Trustee. (Filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for 1989 and incorporated herein by reference.)

            Exhibit 4.2 Form of the Registrant's registered 8% Senior Subordinated Convertible Debentures due 1998. (Filed as Exhibit 4.2 to Registration No. 33-28580 and incorporated herein by reference.)

            Exhibit 4.3 Form of the Registrant's bearer 8% Senior Subordinated Convertible Debentures due 1998. (Filed as Exhibit 4.3 to Registration No. 33-28580 and incorporated herein by reference.)

            Exhibit 4.4 Indenture dated as of December 1, 1980 among Reading & Bates Energy Corporation N.V., the Registrant, as Guarantor, and U.S. Trust Company, as Successor Trustee, relating to the 8% Convertible
                              Subordinated Debentures   due  1995 issued
                              by  Reading  &  Bates  Energy  Corporation
                              N.V.,  and  guaranteed by  the Registrant.
                              (Filed  as  Exhibit  4.4  to  Registration
                              No. 33-28580 and incorporated herein by reference.)

            Exhibit 4.5 Form of 8% Convertible Subordinated Debentures due 1995 issued by Reading & Bates Energy Corporation N.V., and guaranteed by the Registrant. (Filed as
                              Exhibit 4.5 to Registration No. 33-28580 and incorporated herein by reference.)

            Exhibit 4.6 Form of the Registrant's Common Stock Certificate. (Filed as Exhibit 4.6 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 4.7 Form of Preferred Stock Certificate for $1.625 Convertible Preferred Stock ($1.00 par value). (Filed as Exhibit 4.4 to Registration No. 33-65476 and incorporated herein by reference.)

            Exhibit 4.8 Registration Rights Agreement dated as of March 29, 1991 among the Registrant, Holders as referred therein and members of Offering Committee as referred therein. (Filed as Exhibit 4.22 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

            Exhibit 4.9 Amendment No. 1, dated as of September 1, 1992, to the Registration Rights Agreement filed as Exhibit 4.7 hereto. (Filed as Exhibit 4.18 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 4.10 Amendment No. 2, dated as of June 1, 1993, to the Registration Rights Agreement. (Filed as Exhibit 4.8 to Registration No. 33-65476 and incorporated herein by reference.)

            Exhibit 4.11 Agreement dated as of March 27, 1991 among the Registrant, R&B Rig Investment Partners, L.P., R&B MODU Investment Associates, L.P., M&W Investment Partners, L.P., and BCL Investment Partners, L.P. (Filed as
                              Exhibit 4.24 to the Company's Annual
                              Report on  Form  10-K for  1990  and
                              incorporated herein by reference.)

            Exhibit 4.12 Termination Agreement dated as of September 14, 1993 between the Registrant and BCL Investment Partners, L.P.

            Exhibit 4.13 Agreement dated March 29, 1991 between the Registrant and R&B Investment Partnership, L.P. (Filed as Exhibit 4.25 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

            Exhibit 4.14 Amendment No. 1 dated as of January 1, 1992 between the Registrant and R&B Investment Partnership, L.P.

            Exhibit 4.15 Amendment No. 2 dated as of January 1, 1992 between the Registrant and R&B Investment Partnership, L.P.

            Exhibit 4.16 Termination Agreement dated as of September 14, 1993 between the Registrant and R&B Investment Partnership, L.P.

            Exhibit 4.17 Preferred Stock Subscription Agreement dated as of September 3, 1991 between Registrant and the subscribers, as amended. (Filed as
                              Exhibit 4.12 to Registration No. 33-
                              51120  and  incorporated  herein  by
                              reference.)

            Exhibit 4.18 Subscription Agreement dated as of September 3, 1991 between Registrant and the subscribers, as amended. (Filed as Exhibit 4.14 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 4.19 Agreement dated as of October 15, 1992 between the Registrant and the Subscribers as defined therein. (Filed as Exhibit 10.63 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 4.20 Common Stock Issuance Agreement dated April 19, 1991 between the Company and J. W. Bates, Jr., as amended. (Filed as Exhibit 4.15 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 4.21 Common Stock Issuance Agreement dated April 15, 1991 between the Company and R. A. Tappmeyer, as amended. (Filed as Exhibit 4.16 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 4.22 Common Stock Issuance Agreement dated April 1991 between the Company and C. E. Thornton, as amended. (Filed as Exhibit 4.17 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 10.1 Amended and Restated Lease Restructuring Agreement dated as of March 29, 1991 among the Registrant, other obligors, the Lessors, the Lease Lenders, the Lease Trustees, the Lease Lenders, the Lease Trustees, the Lease Equity Participant and the Lease Agent, all as named therein. (Filed as Exhibit
                              4.26 to the Company's  Annual Report
                              on   Form   10-K   for    1990   and
                              incorporated herein by reference.)

            Exhibit 10.2 Bareboat Charter Party Amendment No. 2 dated March 29, 1991 between The Connecticut National Bank, as Owner Trustee and Reading & Bates Drilling Co., a subsidiary of the Registrant, as Charterer. (Filed as
                              Exhibit 4.27 to the Company's Annual
                              Report  on Form  10-K  for 1990  and
                              incorporated herein by reference.)

            Exhibit 10.3 Bareboat Charter Party Amendment No. 3 dated as of March 29, 1991 between The Connecticut National Bank, as Owner Trustee and Reading & Bates Exploration Co., a subsidiary of the Registrant, as Charterer. (Filed as Exhibit 4.28 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

            Exhibit 10.4 Amendment No. 1 to Trust Indenture and First Preferred Ship Mortgage dated as of March 29, 1991 between Reading & Bates Exploration Co., a subsidiary of the Registrant, and State Street Bank and Trust Company
                              of       Connecticut,       National
                              Association,  as Indenture  Trustee.
                              (Filed  as  Exhibit   4.29  to   the
                              Company's Annual Report on Form 10-K
                              for 1990 and incorporated  herein by
                              reference.)

            Exhibit 10.5 Credit Facility Agreement dated as of March 29, 1991 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration
                              Co.,  Reading  and  Bates, Inc.  and
                              Resources    Conservation   Company,
                              subsidiaries of  the Registrant, and
                              NMB Postbank Groep, N.V.   (Filed as
                              Exhibit 4.30 to the Company's Annual
                              Report  on Form  10-K  for 1990  and
                              incorporated herein by reference.)

            Exhibit 10.6 Amendment No. 1, dated as of May 24, 1991, to the Credit Facility Agreement dated as of March 29, 1991 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading & Bates, Inc. and Resources Conservation Company, subsidiaries of the Registrant, and NMB Postbank Groep, N.V. (Filed as Exhibit 4.32 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

            Exhibit 10.7 Amendment No. 2, dated as of June 28, 1991, to the Credit Facility Agreement dated as of March 29, 1991 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading & Bates, Inc. and Resources Conservation Company, subsidiaries of the Registrant, and NMB Postbank Groep, N.V. (Filed as Exhibit 4.33 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

            Exhibit 10.8 Amendment No. 3, dated as of August 30, 1991, to the Credit Facility Agreement dated as of March 29, 1991 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading & Bates, Inc. and Resources Conservation Company, subsidiaries of the Registrant, and NMB Postbank Groep, N.V. (Filed as Exhibit 4.34 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

            Exhibit 10.9 Amendment No. 4, dated as of June 30, 1992, to the Credit Facility Agreement dated as of March 27, 1991 among the Registrant, Reading and
                              Bates  Drilling   Co.,  Reading  and
                              Bates  Exploration  Co. and  Reading
                              and Bates, Inc., subsidiaries of the
                              Registrant,    and    Internationale
                              Nederlanden   Bank   N.V.  (formerly
                              known as NMB  Postbank Groep  N.V.).
                              (Filed    as   Exhibit    10.61   to
                              Registration   No.   33-51120    and
                              incorporated herein by reference.)

            Exhibit 10.10     Amendment   No.   5,  dated   as  of
                              February  23,  1993,  to the  Credit
                              Facility Agreement dated as of March
                              27,   1991  among   the  Registrant,
                              Reading  and   Bates  Drilling  Co.,
                              Reading  and Bates  Exploration Co.,
                              and   Reading   and   Bates,   Inc.,
                              subsidiaries of  the Registrant, and
                              Internationale Nederlanden Bank N.V.
                              (Filed  as  Exhibit  10.10   to  the
                              Company's Annual Report on Form 10-K
                              for 1992 and incorporated  herein by
                              reference.)

            Exhibit 10.11 Agreement dated August 18, 1993 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., and Reading & Bates, Inc., subsidiaries of the Registrant, and Internationale
                              Nederlanden Bank N.V.

            Exhibit 10.12 Pledge Agreement dated August 18, 1993 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., and Reading & Bates, Inc., subsidiaries of the Registrant, and Internationale
                              Nederlanden Bank N.V.

            Exhibit 10.13 Reading & Bates 1990 Stock Option Plan. (Filed as Appendix A to the Company's Proxy Statement dated April 26, 1993 and incorporated herein by reference.)

            Exhibit 10.14 1992 Long-Term Incentive Plan of Reading & Bates Corporation. (Filed as Exhibit B to the Registrant's Proxy Statement dated April 27, 1992 and incorporated herein by reference.)

            Exhibit 10.15     Director   Stock  Option   Agreement
                              dated  as  of  September   14,  1993
                              between  the  Registrant  and C.  A.
                              Donabedian.

            Exhibit 10.16     Director   Stock   Option  Agreement
                              dated  as  of  September   14,  1993
                              between  the  Registrant  and J.  W.
                              McLean.

            Exhibit 10.17     Director   Stock  Option   Agreement
                              dated  as  of  September   14,  1993
                              between  the  Registrant  and R.  L.
                              Sandmeyer.

            Exhibit 10.18     Director   Stock  Option   Agreement
                              dated  as  of  September   14,  1993
                              between  the  Registrant  and S.  A.
                              Webster.

            Exhibit 10.19 Pledge of shares of stock of Reading & Bates Drilling Co., Reading & Bates Exploration Co., and Reading and Bates, Inc., to NMB Postbank Groep N.V. and/or its affiliates or trustees acting on behalf of any of the foregoing. (Filed as Exhibit
                              10.33 to the Company's Annual Report
                              on   Form   10-K   for    1990   and
                              incorporated herein by reference.)

            Exhibit 10.20 Agreement dated as of August 31, 1991 among Registrant, Arcade Shipping AS and Sonat Offshore Drilling Inc. (Filed as Exhibit
                              10.40 to the Company's Annual Report
                              on   Form   10-K   for    1991   and
                              incorporated herein by reference.)

            Exhibit 10.21 Employment Agreement dated as of November 1, 1991 between the Registrant and L. E. Voss, Jr.
                              (Filed  as  Exhibit  10.34   to  the
                              Company's Annual Report on Form 10-K
                              for 1991 and incorporated  herein by
                              reference.)

            Exhibit 10.22 Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of November 1, 1991 between the Registrant and L. E. Voss, Jr.

            Exhibit 10.23 Employment Agreement dated as of November 1, 1991 between the Registrant and T. W. Nagle. (Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for 1991 andincorporated hereinby reference.)

            Exhibit 10.24 Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of November 1, 1991 between the Registrant and T. W. Nagle.

            Exhibit 10.25 Employment Agreement dated as of November 1, 1991 between the Registrant and C. R. Ofner. (Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

            Exhibit 10.26 Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of November 1, 1991 between the Registrant and C. R. Ofner.

            Exhibit 10.27 Employment Agreement dated as of November 1, 1991 between the Registrant and D. L. McIntire. (Filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

            Exhibit 10.28 Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of November 1, 1991 between the Registrant and D. L. McIntire.

            Exhibit 10.29 Employment Agreement dated as of November 1, 1991 between the Registrant and W. K. Hillin. (Filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

            Exhibit 10.30 Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of November 1, 1991 between the Registrant and W. K. Hillin.

            Exhibit 10.31 Employment Agreement dated as of January 1, 1992 between the
                              Registrant  and  Paul  B. Loyd,  Jr.
                              (Filed    as   Exhibit    10.42   to
                              Registration   No.   33-51120    and
                              incorporated herein by reference.)

            Exhibit 10.32 Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of January 1, 1992 between the Registrant and Paul B. Loyd, Jr.

            Exhibit 10.33 Employment Agreement dated as of January 1, 1992 between the Registrant and C. Kirk Rhein, Jr. (Filed as Exhibit 10.43 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 10.34 Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of January 1, 1992 between the Registrant and C. Kirk Rhein, Jr.

            Exhibit 10.35 Employment Agreement dated as of January 1, 1992 between the Registrant and J. T. Angel. (Filed as Exhibit 10.44 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 10.36 Agreement amending Employment Agreement dated October 7, 1993 between the Registrant and J. T. Angel.

            Exhibit 10.37 Galloway Waiver Agreement dated as of May 31, 1991 among the Noteholders, the Owner Trustee and the Indenture Trustee named therein. (Filed as Exhibit 10.45 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 10.38 Thornton Waiver Agreement dated as of May 31, 1991 among the Noteholders, the Owner Trustee and the Indenture Trustee named therein. (Filed as Exhibit 10.46 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 10.39 Galloway Rescission Agreement dated as of June 28, 1991 among Reading & Bates Drilling Co., the Registrant, the Noteholders, the Owner Trustee, the Indenture Trustee and the Owner Participant named therein. (Filed as Exhibit 10.47 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 10.40 Galloway Assignment Agreement dated as of June 28, 1991 between the Holders named therein and the NMB Postbank Groep N.V. (Filed as
                              Exhibit  10.48  to Registration  No.
                              33-51120 and  incorporated herein by
                              reference.)

            Exhibit 10.41 Thornton Rescission Agreement dated as of June 28, 1991 among Reading & Bates Exploration Co., the Registrant, the Noteholders, the Owner Trustee, the Indenture Trustee and the Owner Participant named therein. (Filed as Exhibit 10.49 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 10.42 Thornton Assignment Agreement dated as of June 28, 1991 between the
                              Holders   named   therein  and   NMB
                              Postbank  Groep  N.V.     (Filed  as
                              Exhibit  10.50  to Registration  No.
                              33-51120 and  incorporated herein by
                              reference.)

            Exhibit 10.43 Facility Agreement dated February 21, 1991 between Arcade Drilling AS, Chase Investment Bank Limited and The Chase Manhattan Bank, N.A. (Filed as Exhibit 10.51 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 10.44 Hull 515 Rig Management Agreement dated October 26, 1990 between Arcade Drilling AS and Sonat Offshore Drilling Inc. (Filed as
                              Exhibit  10.52  to Registration  No.
                              33-51120 and  incorporated herein by
                              reference.)

            Exhibit 10.45 HG Rig Management Agreement dated October 26, 1990 between Arcade
                              Drilling   AS  and   Sonat  Offshore
                              Drilling  Inc.    (Filed as  Exhibit
                              10.53  to Registration  No. 33-51120
                              and    incorporated     herein    by
                              reference.)

            Exhibit 10.46 Modification Agreement dated as of May 27, 1992 between Arcade Drilling AS and Sonat Offshore Drilling Inc. (Filed as Exhibit 10.54 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 10.47 Credit Facility Letter dated May 12, 1992 between Arcade Shipping AS and The Chase Manhattan Bank, N.A., as amended on May 14, 1992. (Filed as
                              Exhibit  10.55  to Registration  No.
                              33-51120 and  incorporated herein by
                              reference.)

            Exhibit 10.48 Letter Agreement dated May 12, 1992 between the Registrant and The Chase Manhattan Bank, N.A. regarding undertakings with respect to a credit facility issued as of the same date to Arcade Shipping AS. (Filed as Exhibit 10.56 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 10.49 Charter Payments Agreement dated as of September 30, 1991 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading and Bates, Inc. and NMB Postbank Groep, N.V. (Filed as
                              Exhibit  10.57  to Registration  No.
                              33-51120 and  incorporated herein by
                              reference.)

            Exhibit 10.50 Amendment No. 1, dated as of June 30, 1992, to Charter Payments Agreement dated as of September 30, 1991 among the Registrant, Reading and Bates Drilling Co., Reading and Bates Exploration Co., Reading and Bates, Inc. and Internationale Nederlanden Bank N.V. (formerly known as NMB Postbank Groep N.V.). (Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for 1992 and incorporated herein by reference.)

            Exhibit 10.51 Floating Rate Loan Facility Agreement dated September 19, 1991 between Gade Shipping Corporation, Skandinaviska Enskilda Banken,
                              London  Branch  and Den  norske Bank
                              AS.    (Filed  as Exhibit  10.58  to
                              Registration   No.    33-51120   and
                              incorporated herein by reference.)

            Exhibit 10.52 Bareboat Charter dated September 4, 1991 between K/S UL Arcade and Arcade Shipping AS (regarding motorvessel "ARCADE FALCON").
                              (Filed    as   Exhibit    10.59   to
                              Registration   No.    33-51120   and
                              incorporated herein by reference.)

            Exhibit 10.53 Bareboat Charter dated September 4, 1991 between K/S UL Arcade and Arcade Shipping AS (regarding motorvessel "ARCADE EAGLE"). (Filed as Exhibit 10.60 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 10.54 ISDA Interest and Currency Exchange Agreement dated as of October 26, 1990 between the Chase Manhattan Bank, N.A. and K/S Frontier Drilling, and Novation Agreement with respect thereto dated February 28, 1991. (Filed as Exhibit 10.62 to Registration No. 33-51120 and incorporated herein by reference.)

            Exhibit 11        Computation of Earnings Per Common Share

            Exhibit 16 Letter re Change in Certifying Accountant (filed as Exhibit 16.1 to the Company's Form 8-K dated December 2, 1992 and incorporated herein by reference).

            Exhibit 21        Schedule of Subsidiaries of the Company

            Exhibit 23.1      Consent of Arthur Andersen & Co.

            Exhibit 23.2      Consent of Coopers & Lybrand

            Exhibit 99        Annual Report on Form 11-K with respect to
                              Reading  & Bates  Savings  Plan.   (To  be
                              filed by amendment.)