Form 10-K/A
period 1993-12-31
READING & BATES CORP
filed 1994-03-29
CIK 82329

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-K/A
                             Amendment No. 1

   (Mark One)
     X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1993
                                         OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ___________ to ___________.

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

      Exhibit 10.55       -  Letter Agreement dated March 11, 1994  between
                             the Registrant and DeepTech International, Inc.

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