Form 10-Q
period 1994-03-31
READING & BATES CORP
filed 1994-04-29
CIK 82329

==============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

 (Mark One)
  (X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1994
                                           or
  (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 1-5587

                        READING & BATES CORPORATION
          (Exact name of registrant as specified in its charter)

                               Delaware
      (State or other jurisdiction of incorporation or organization)

                               73-0642271
                 (I.R.S. Employer Identification No.)

            901 Threadneedle, Suite 200, Houston, Texas  77079
            (Address of principal executive offices)(Zip Code)

                               (713)496-5000
          (Registrant's telephone number, including area code)

                                    NONE
         (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes X            No___

          NUMBER OF SHARES OF COMMON STOCK OF REGISTRANT OUTSTANDING
                        AT APRIL 15, 1994 : 55,486,938

                 NUMBER OF SHARES OF NON-VOTING CONVERTIBLE
                CLASS B COMMON STOCK OF REGISTRANT OUTSTANDING
                           AT APRIL 15, 1994 : NONE

                                 Exhibit Index

===============================================================================

                       PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

 Company or Group of Companies for Which Report is Filed:

          Reading & Bates Corporation and Subsidiaries

 The financial statements for the three months ended March 31, 1994 and 1993, include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three months ended March 31, 1994 included herein have been subjected to a limited review by Arthur Andersen & Co., the registrant's independent public accountants, whose report is included herein. Results of operations for the three months ended March 31, 1994 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1994. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1993.

                            READING & BATES CORPORATION
                                 AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                  (in thousands)
                                              MARCH 31,    DECEMBER 31,
                                              -------------------------
                                                 1994          1993
                                              -----------    ----------
   ASSETS                                     (unaudited)
   ------
   CURRENT ASSETS:
     Cash and cash equivalents                 $  75,401      $ 80,385
     Accounts receivable:
       Trade, net                                 32,701        36,536
       Other                                       2,730         3,880
     Materials and supplies inventory              8,980         8,709
     Other current assets                          4,218         4,842
                                               ---------     ---------
       Total current assets                      124,030       134,352
                                               ---------     ---------
   INVESTMENTS IN AND ADVANCES TO
     UNCONSOLIDATED INVESTEES                        304           212
                                               ---------     ---------
   PROPERTY AND EQUIPMENT:
     Drilling                                    750,053       746,418
     Other                                         5,852         5,778
                                               ---------     ---------
                                                 755,905       752,196
     Accumulated depreciation and amortization  (283,690)     (277,534)
                                               ---------     ---------
       Net property and equipment                472,215       474,662
                                               ---------     ---------
   DEFERRED CHARGES AND OTHER ASSETS               4,724         3,248
                                               ---------     ---------
   TOTAL ASSETS                                $ 601,273     $ 612,474
                                               =========     =========

  The accompanying notes are an integral part of the consolidated financial statements.

                        READING & BATES CORPORATION
                             AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                              (in thousands)
                                                 MARCH 31,  DECEMBER 31,
                                                 -----------------------
                                                   1994         1993
                                                 ----------   ----------
  LIABILITIES AND STOCKHOLDERS' EQUITY           (unaudited)
  ------------------------------------
  CURRENT LIABILITIES:
     Short-term obligations                       $       -    $   2,735
     Long-term obligations due within one year       20,234       20,234
     Accounts payable - trade                         5,549        7,656
     Accrued liabilities                             21,159       21,066
     Income taxes                                     5,033        4,931
                                                   --------     --------
        Total current liabilities                    51,975       56,622

  LONG-TERM OBLIGATIONS                              91,595       96,562

  OTHER NONCURRENT LIABILITIES                       70,092       68,433

  DEFERRED INCOME TAXES                               2,807        2,807
                                                   --------     --------
       Total liabilities                            216,469      224,424
                                                   --------     --------
  COMMITMENTS AND CONTINGENCIES

  MINORITY INTEREST                                   67,781      68,507
                                                    --------    --------
  STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value                  2,990       2,990
     Common stock, $.05 par value                      2,774       2,774
     Capital in excess of par value                  313,024     312,916
     Retained earnings (deficit) from
         March 31, 1991                                 (685)      2,021
     Other                                            (1,080)     (1,158)
                                                    --------    --------
       Total stockholders' equity                    317,023     319,543
                                                    --------    --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $601,273    $612,474
                                                    ========    ========

  The accompanying notes are an integral part of the consolidated financial statements.

                             READING & BATES CORPORATION
                                  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
                       (in thousands except per share amounts)
                                     (unaudited)
                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                             --------------------
                                               1994        1993
                                             --------    --------
OPERATING REVENUES                           $ 42,357    $ 35,939
                                             --------    --------
COSTS AND EXPENSES:
 Operating expenses                            28,625      24,712
 Depreciation and amortization                  6,920       6,621
 General and administrative                     4,415       4,010
                                             --------    --------
                                               39,960      35,343
                                             --------    --------
OPERATING INCOME                                2,397         596
                                             --------    --------
OTHER INCOME (EXPENSE):
 Interest expense                              (3,113)     (3,481)
 Interest income                                  751         357
 Equity in losses of unconsolidated
  investees                                      (134)         (1)
 Other, net                                      (258)       (422)
                                             --------    --------
                                               (2,754)     (3,547)
                                             --------    --------
LOSS  BEFORE INCOME TAX EXPENSE
 AND MINORITY INTEREST                           (357)     (2,951)

INCOME TAX EXPENSE                                908       1,283
                                             --------    --------
LOSS AFTER INCOME TAX EXPENSE AND
 BEFORE MINORITY INTEREST                      (1,265)     (4,234)

MINORITY INTEREST INCOME (EXPENSE)               (226)      2,046
                                             --------    --------
NET LOSS                                       (1,491)     (2,188)

DIVIDEND ON PREFERRED STOCK                     1,215           -
                                             --------    --------
NET LOSS APPLICABLE TO
     COMMON STOCKHOLDERS                     $ (2,706)   $ (2,188)
                                             ========    ========
NET LOSS PER COMMON SHARE                    $   (.05)   $   (.04)
                                             ========    ========

  The accompanying notes are an integral part of the consolidated financial statements.

                              READING & BATES CORPORATION
                                    AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)
                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                      -------------------
                                                        1994       1993
                                                      --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (1,491)  $ (2,188)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                        6,920      6,621
    Gain on dispositions of property and equipment        (255)    (1,415)
    Recognition of deferred expenses                       430      1,040
    Equity in losses of unconsolidated investees           134          1
    Minority interest in income (loss)
        of consolidated subsidiaries                       226     (2,046)
    Changes in assets and liabilities:
     Accounts receivable                                 4,811     (2,737)
     Materials and supplies inventory                     (271)      (599)
     Deferred charges and other assets                  (1,311)      (451)
     Accounts payable - trade                           (2,107)    (1,037)
     Accrued interest                                    1,488        464
     Accrued lease expense                               1,033        912
     Income taxes                                          102        155
     Deferred income taxes                                   -        223
     Other, net                                            195       (374)
                                                      --------   --------
        Net cash provided by (used in)
         operating activities                            9,904     (1,431)
                                                      --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions of property and equipment                   120        275
  Capital expenditures                                  (4,262)    (1,089)
  Business acquisitions                                 (1,139)    (4,882)
  Increase in investments in and advances
     to unconsolidated investees                          (224)       (71)
                                                      --------   --------
        Net cash used in investing activities           (5,505)    (5,767)
                                                      --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term obligations                        -     11,624
  Net proceeds from (payments on)
    short-term obligations                              (2,735)        78
  Principal payments on long-term obligations           (5,433)    (5,432)
  Dividend paid on preferred stock                      (1,215)         -
                                                      --------   --------
        Net cash provided by (used in)
           financing activities                         (9,383)     6,270
                                                      --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (4,984)      (928)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        80,385     53,122
                                                      --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 75,401   $ 52,194
                                                      ========   ========
Supplemental Cash Flow Disclosures:
  Interest paid                                       $  1,892   $  2,983
  Income taxes paid                                   $    839   $    939

  The accompanying notes are an integral part of the consolidated financial statements.

                          READING & BATES CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A)   COMMITMENTS AND CONTINGENCIES

          LITIGATION - In the first quarter of 1994, a judgment was entered with respect to the Company's loss of hire claim relating to the damages to the "JACK BATES" caused by the Hurricane Andrew and in April 1994, the Company received approximately $3.2 million in full satisfaction of that judgment. Approximately $2.4 million (net of $.8 million of expenses) has been included in Operating Revenues for the three months ended March 31, 1994.

B)   OTHER NONCURRENT LIABILITIES

     The components of "OTHER NONCURRENT LIABILITIES" were as follows (in thousands):

                                                    March 31,   December 31,
                                                      1994          1993
                                                    --------    -----------
     Long-term operating lease obligation           $ 20,590      $ 19,558
     Postretirement benefit obligations               15,456        15,256
     Net liabilities associated with
        discontinued operations                       11,471        11,177
     Pension obligations                               9,531         9,382
     Accrued interest expense related to the
       8% Senior Subordinated Convertible
       Debentures due December 1998                    9,302         8,930
     Deferred income                                   2,634         3,072
     Other                                             1,108         1,058
                                                    --------      --------
     Total                                          $ 70,092      $ 68,433
                                                    ========      ========

C)   DISCONTINUED OPERATIONS

          SHIPPING - Shipping is engaged in two principal business segments, shipping operations and drilling operations. The Company is pursuing its plan to dispose of Shipping's shipping operations. The net book value of Shipping's assets held for sale at March 31, 1994, consisting of vessels, tankers and chartering contracts, was $51.4 million and related liabilities totalled $55.7 million, including $35.8 million of long-term obligations and a $16.6 million reserve for losses on ultimate disposal and operations until disposal. Accordingly, the net position of the shipping operations in the accompanying balance sheet was $4.3 million liability at March 31, 1994. Operating revenues and net loss of discontinued operations not included in the Consolidated Statement of Operations for the three months ended March 31, 1994 were $3.2 million and $.7 million, respectively. Operating revenues and net loss of discontinued operations not included in the Consolidated Statement of Operations for the three months ended March 31, 1993 were $4.6 million and $.8 million, respectively.

D)   INCOME TAXES

          Income tax expense of $.9 million was recognized in the first three months of 1994 despite a pretax loss of $.4 million. The expense results primarily from income tax expense incurred with respect to certain foreign operations.


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Reading & Bates Corporation


     We have reviewed the accompanying consolidated balance sheet of Reading & Bates Corporation (a Delaware corporation) and Subsidiaries as of March 31, 1994, and the related consolidated statements of operations and cash flows for the three-month period ended March 31, 1994. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based upon our review, we are not aware of any material modifications that should be made to the financial statements referred to above for
them to be in conformity with generally  accepted   accounting  principles.


/s/Arthur Andersen & Co.

Houston, Texas
April 20, 1994



Item  2.    Management's  Discussion  and  Analysis  of
            Financial Condition and Results of Operations

     MATERIAL CHANGES IN FINANCIAL CONDITION

            Consistent  with  the  Company's   strategy  to
     acquire Arcade Drilling AS and Arcade Shipping AS, during the first quarter of 1994, the Company acquired additional shares of Arcade Drilling AS resulting in the Company directly owning approximately 21.9% of the outstanding stock of Arcade Drilling AS and owning approximately 82.6% of the outstanding stock of Arcade Shipping AS.

             Liquidity of the Company should be considered in light of the significant fluctuations in demand experienced by drilling contractors as rapid changes in oil and gas producers' expectations, budgets and drilling plans occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. As of March 31, 1994, approximately $21.1 million of total consolidated cash and cash equivalents of $75.4 million are restricted from the Company's use outside of Drilling. The Company's management currently expects that its cash flow from operations, in combination with cash on hand, will be sufficient to satisfy the Company's 1994 working capital needs, dividends on preferred stock, planned investments, capital expenditures, debt, lease and other obligations.

             The Company intends to continue to modernize its fleet, in order to meet the requirements of competitive conditions and the changing needs of its customers. The Company continues to consider the selective acquisition of existing rigs, directly or through business combination transactions. The Company's wholly owned subsidiary, Reading & Bates Development Co., is the General Contractor for the provision of a semisubmersible floating production system for the Liuhua 11-1 Project being jointly developed by Amoco Orient Petroleum Company and China Offshore Oil Nanhai East Corporation in the South China Sea. The Company is considering selective expansion in floating production through additional management contracts, alliances with other companies, and/or the acquisition of floating production equipment.


     MATERIAL CHANGES IN RESULTS OF OPERATIONS

            THREE MONTHS ENDED MARCH 31, 1994 COMPARED
               TO THREE MONTHS ENDED MARCH 31, 1993

             The  Company's net  loss for  the three  months
     ended March 31, 1994 was $1.5 million ($.05 per share after preferred stock dividends of $1.2 million) compared with net loss of $2.2 million ($.04 per share) for the same period of 1993. Income from operations for the three months ended March 31, 1994 was $2.4 million compared to income from operations of $.6 million in 1993. The Company's utilization for the three months ended March 31, 1994 and 1993 was 77% and 71%, respectively.

             Operating revenues are primarily a function of dayrates and utilization. The $6.4 million increase in operating revenues for the three months ended March 31, 1994 over the same period in 1993 is primarily due to the increased utilization of the semisubmersible fleet and the recognition of approximately $2.4 million of operating revenues due to the settlement of the loss of hire claim relating to the "JACK BATES" casualty caused by Hurricane Andrew in 1992. The net effect of the "JACK BATES" loss of hire settlement and physical damage claims on the Company's results of operations for the three months ended March 31, 1994 was income of $2.2 million.

             Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues due to the continuation of personnel on board and equipment maintenance when the Company's drilling units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's drilling units and the mix of labor between expatriates and nationals as stipulated in the drilling contracts. Labor costs have increased over the past years primarily due to higher salary levels, inflation and the decline of the U.S. dollar relative to certain foreign currencies of countries where the Company operates. Equipment maintenance expenses fluctuate depending upon the type of activity the drilling unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed in accordance with the Company's preventive maintenance program.

             The increase in operating expenses for the three months ended March 31, 1994 compared to the same period of 1993 is primarily due to the change in the geographic location of Company's fleet. During the three months ended March 31, 1994, the Company's fleet operated in geographic locations with higher operating costs.

             Minority interest for the three months ended March 31, 1994 was an expense of $.2 million compared to income of $2.0 million for the same period in 1993 as a result of Arcade Drilling AS incurring net income in the three months ended March 31, 1994 compared to a net loss in the same period in 1993.


                   PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

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

                On April 13, 1993,  the All American  Marine
             Slip, acting as managing general agent on behalf of the lead underwriters on the Company's primary loss of hire insurance policy, denied the Company's loss of hire claim with respect to the damages to the "JACK BATES" caused by Hurricane Andrew amounting to approximately $9.1 million, demanded arbitration under the policy with respect to the policy coverage dispute and filed an action in the U. S. District Court, Southern District of New York (the "New York action"), seeking a declaratory judgment and order compelling the Company to arbitrate the dispute. On April 16, 1993, the Company filed an action in the U. S. District Court,
             Southern   District   of   Texas  (the   "Texas
             action"), seeking compensatory and punitive damages for bad faith and unfair dealing by the All American Marine Slip under the Texas Insurance Code and Texas Deceptive Practices Act. On April 23, 1993, the All American Marine Slip amended its complaint in the New York Action to seek damages for alleged tortious interference with contract and abuse of process by the Company's having filed the Texas action. On July 7, 1993, the Company and the All American Marine Slip agreed to submit all claims in the New York action and the Texas action to arbitration in New York, preserving all rights of both parties (other than the right to a jury trial). As a result the New York action and the Texas action (the latter having been transferred to New York pursuant to court order) have been placed on the suspense docket pending arbitration. On August 6, 1993, the Company agreed with certain underwriters at Lloyds and ILU companies, representing 57.5% of the insurers on the Company's primary loss of hire insurance policy, to settle their respective shares of the Company's loss of hire claim in exchange for payment to the Company of an aggregate of approximately $3.4 million. The effect of that settlement leaves the All American Marine Slip representing lead underwriters with respect to the remaining 42.5% of the Company's loss of hire claim subject to arbitration. On December 6, 1993, the arbitration panel entered an interim award that the Company had proved a valid claim under its loss of hire policy and on December 30, 1993 entered a final award holding that the amount of the Company's claim under the policy was $7,296,000 and that the amount owed by the remaining 42.5% of insurers was $3,100,800, plus interest at the rate of 6.5% per annum from August 1, 1993 until paid. In its final award the arbitration panel also held there was no bad faith on the part of the insurers and that each party bear its own legal costs. The court in the New York action has entered an order confirming the award and a judgment, and the Company has been paid $3,236,712.52 (including accrued interest of $135,912.52) in full satisfaction of that judgment.

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


     Item 6(a).  Exhibits

           Exhibit 11 - Computation of  Earnings Per  Common
           Share, Primary and Fully Diluted.

           Exhibit 15 - Letter regarding unaudited interim financial information.


     Item 6(b). Reports on Form 8-K

              There were 8 Current Reports on Form 8-K filed during the three months ended March 31, 1994. A Current Report on Form 8-K was filed January 3, 1994 announcing that the Company had purchased additional shares of Arcade Shipping AS, filed January 18, 1994 announcing that the "JACK BATES" had received letters of intent to drill offshore Indonesia, filed February 1, 1994 announcing that Reading & Bates Drilling Co., a wholly owned subsidiary of the Company, had received its ISO 9001 Certification, filed February 14, 1994 announcing the Supplement No. 1 to the Prospectus dated October 20, 1993, filed February 15, 1994 announcing the Company's fourth quarter 1993 earnings, filed March 14, 1994 announcing the promotion of Andrew Bakonyi, filed March 17, 1994 announcing the joint venture with DeepTech International Inc., and filed March 25, 1994 announcing that as a member of the "Atlantic Frontier Alliance", the Company has been invited to tender for the development of the Foinaven discovery in the Atlantic Ocean.



                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             READING & BATES CORPORATION


Date:  April  29, 1994                       By /s/T. W. Nagle
                                                T. W. Nagle
                                                Vice President and Chief
                                                Financial Officer




                              EXHIBIT INDEX

Exhibit
Number                          Description


11 Computation of Earnings Per Common Share, Primary and Fully Diluted.

15          Letter re:  unaudited interim financial information.