Form 10-K/A
period 1993-12-31
READING & BATES CORP
filed 1994-06-08
CIK 82329

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                     FORM 10-K/A
                                   Amendment No. 3
          (Mark One)
            X     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1993
                                          OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ___________ to ___________.

                              Commission File No. 1-5587
                             READING & BATES CORPORATION
                    (Exact name of registrant as specified in its charter)

                          Delaware                       73-0642271
               (State or other jurisdiction of        (I.R.S. Employer
                incorporation or organization)       Identification No.)

                   901 Threadneedle, Suite 200, Houston, TX     77079
                   (Address of principal executive offices)   (Zip Code)

             Registrant's telephone number, including area code   713-496-5000

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of Each Exchange
       Title of Each Class                              on Which Registered
       -------------------                              -------------------
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

                     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                          ON FEBRUARY 28, 1994 - 55,488,588

           NUMBER OF SHARES OF NON-VOTING CONVERTIBLE CLASS B COMMON STOCK
                       OUTSTANDING ON FEBRUARY 28, 1994 - NONE

                         DOCUMENTS INCORPORATED BY REFERENCE
             1) Proxy Statement for Annual Meeting of Stockholders to be held on May 10, 1994 - Part III





                                  PART III

     Item 12.   Security  Ownership of  Certain Beneficial  Owners and
     Management.

              PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP

     Principal Stockholders

          The table below sets forth certain information as of April 8, 1994 to those persons known to the Company to be beneficial owners (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of more than 5% of the outstanding Common Stock. The percentage ownership figures set forth in the table are calculated on the basis of the number of shares of Common Stock outstanding as of April 8, 1994. Unless otherwise indicated, the entities named are believed to have sole voting and investment power with respect to the shares listed.

     Class A Stock

          Substantially all of the original shares of the Company's Class A Stock have been converted by the holders thereof at their option into Common Stock in accordance with the terms of the Class A Stock. All cumulative dividends payable on the Class A Stock have been declared and paid by the Company through the first quarter of 1994. On April 8, 1994, there remained outstanding 60 shares of Class A Stock convertible in the aggregate into 81 shares of Common Stock. The record holders of the Class A Stock are James K. Boak and Robert J. Richmond,
     holding   50   and   10   shares,   respectively.

     Preferred Stock

          There are currently outstanding 2,990,000 shares of $1.625 Convertible Preferred Stock, par value $1.00 per share (the "Preferred Stock"), issued in a public offering in July 1993. The Preferred Stock is convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion rate of 2.899 shares of Common Stock for each share of Preferred Stock (equivalent to a conversion price of $8.625 per share of Common Stock), subject to adjustment in certain events. Annual dividends are $1.625 per share and are cumulative and are payable quarterly commencing September 30, 1993. All cumulative dividends payable on the Preferred Stock have been declared and paid by the Company through the first quarter of 1994. The Preferred Stock is redeemable at any time on and after September 30, 1996, at the option of the Company, in whole or in part, at a redemption price of $26.1375 per share, and thereafter at prices decreasing ratably annually to $25.00 per share on and after September 30, 2003, plus accrued and unpaid dividends. The holders of the Preferred Stock do not have any voting rights, except as required by applicable law, and except that, among other things, whenever accrued and unpaid dividends on the Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Preferred Stock, the holders of the Preferred Stock will be entitled to elect two directors to the Board until the dividend arrearage has been paid in full. The term of office of all directors so elected will terminate immediately upon such payment. The Preferred Stock has a liquidation preference of $25.00 per share, plus accrued and unpaid dividends.

     Common Stock
                                          Amount and Nature of
     Name and Address of Beneficial Owner   Beneficial Owner   Percent of Class
     ------------------------------------ -------------------- ----------------
     BCL Investment Partners, L.P.,            19,911,567<F1>        35.9%
      3 Riverway, Suite 2010, Houston,
      Texas 77056; Life Line Investments
      Ltd., 80 Broad Street, Monrovia,
      Liberia; Dedicated Holdings Ltd.,
      80 Broad Street, Monrovia, Liberia;
      Financial Investments Ltd., 80 Broad
      Street, Monrovia, Liberia; Greenwing
      Investments, Inc., 3 Riverway, Suite
      2010, Houston, Texas 77056; N&M
      Holdings N.V., Kaya Flamboyan 9, P.O.
      Box 3895, Willemstad, Curacao,
      Netherlands Antilles; Workships
      Intermediaries N.V., Anthony Veder
      Building, Erieweg, Willemstad
      Curacao, Netherlands Antilles;
      RBY, Ltd., 222 Delaware Avenue,
      Wilmington, Delaware 19801;
      Mr. Paul B. Loyd, Jr., 3
      Riverway, Suite 2010, Houston,
      Texas 77056;  Dr. Willem Cordia,
      Kasteel Withof, Bredabaan 906,
      B-2930 Brasschaat, Belgium; and
      Dr. Macko Laqueur, Keizersgracht
      565-567, 1017 DR Amsterdam, The
      Netherlands

     R&B Investment Partnership, L.P.,             3,923,390<F2>        7.1%
      R&B Investment Partnership II,
      L.P. and Whitman Heffernan &
      Rhein Workout Fund, L.P. by WHR
      Management Company, L.P., as
      general partner, 2 Park Place,
      Bronxville, New York 10708; and
      C. Kirk Rhein, Jr., Martin J.
      Whitman, and James P. Heffernan,
      c/o Whitman Heffernan Rhein &
      Co., Inc., 767 Third Avenue, New
      York, New York 10017

     FMR Corp., 82 Devonshire Street,              5,919,456<F3>        10.7%
      Boston, Massachusetts 02109;
      Edward C. Johnson 3d, 82
      Devonshire Street, Boston,
      Massachusetts 02109; Fidelity
      Management & Research Company,
      82 Devonshire Street, Boston,
      Massachusetts 02109 and Fidelity
      Management Trust Company, 82
      Devonshire Street, Boston,
      Massachusetts 02109
     _______________________________

     <F1> Based  upon  information contained  in  a  Schedule 13D,  as
          amended  as  of  May  5,  1993,  filed  by  BCL   Investment
          Partnership, L.P. ("BCL") and the other reporting persons named therein and listed above, and upon certain other information available to the Company. As of April 8, 1994, BCL, a limited partnership, is the beneficial owner of 19,911,567 shares of Common Stock, including 36,250 shares held directly, 18,782,070 shares distributed by BCL to its partners (of which 300,000 were subsequently sold) and 1,393,247 shares held by N&M Holding, N.V., a Netherlands Antilles corporation and an indirect, wholly-owned subsidiary of ING Bank ("N&M"), as further described below. The Schedule 13D states that under BCL's partnership agreement, there are five general partners of BCL: Serife Investments, N.V., a
          Netherlands  Antilles  corporation  ("Serife"),   Life  Line
          Investments Ltd., a Liberian corporation ("LLI"), Dedicated Holdings Ltd., a Liberian corporation ("DHL"), Financial
          Investments  Ltd.,  a   Liberian  corporation  ("FIL"),  and
          Greenwing   Investments,   Inc.,   a  Delaware   corporation
          ("Greenwing"). There is one limited partner of BCL: RBY, Ltd., a Delaware limited partnership ("RBY") (see footnote <F3> to the table under "Management Ownership" below). As of April 8, 1994, the 18,782,070 shares distributed by BCL (other than
          the  300,000  shares   which  were  subsequently   sold)  are
          held  as  follows:   2,099,180   shares  are  held   by  DHL,
          1,464,544  shares   are   held  by  FIL, 73,227  shares  are
          held   by   Forreal   Ltd .  ("Forreal"),  1,327,271  shares
          are   held   by   Greenwing,  1,610,999   shares   are  held
          by   Incomare    Holdings,  Inc.   ("Incomare"),   3,758,996
          shares are held by LLI, 5,054,607 shares are held by N&M, 2,509,359 shares are held by RBY, 146,454 shares are held by Torarica N.V. ("Torarica"), and 1,830,680 shares are held by Workships Intermediaries, N.V. ("Workships"). BCL, Serife, LLI, DHL, FIL, Greenwing, RBY, N&M, Incomare, Torarica, Forreal and Workships have entered into a stockholders agreement pursuant to which the shares held by each of them will be voted in such manner as BCL shall determine, and each has granted an irrevocable proxy (each, an "Irrevocable Proxy") to BCL. In addition, under certain conditions set forth in such stockholder agreement, Serife has a right of first refusal (the "Refusal Rights") should LLI, DHL and FIL propose to transfer any of their Common Stock holdings to
          any person other  than one  of themselves.   Based upon  the
          Schedule 13D and other information available to the Company, the Company believes that BCL is ultimately controlled by N&M, Dr. Cordia and Dr. Laqueur, through their control of Workships, Den norske Bank AS ("DnB"), through its control of LLI, DHL and FIL (as described below), and by Paul B. Loyd, Jr., the Company's chairman, president and chief
          executive  officer, through  his control  of Greenwing.   In
          addition, the Schedule 13D indicates that BCL is party to an agreement with N&M pursuant to which (i) N&M has agreed that if N&M receives and wishes to accept an offer from a third party to buy any portion of the 1,393,247 shares acquired by N&M from The Chase Manhattan Bank, N.A. on March 30, 1993 (together with any securities distributed by the Company with respect thereto and any Company securities into which such shares may be converted, the "Subject Shares"), it will first make an offer to sell such Subject Shares to BCL upon the same terms and conditions applicable to such third-party offer, (ii) BCL has agreed that if BCL receives and accepts an offer from a third party to buy any portion of the Common Stock owned by BCL, N&M will be entitled to participate in the sale by selling to BCL the same percentage of Subject Shares as the number of shares of Common Stock sold in such transaction bears to the total number of shares of Common Stock owned by BCL at the same per share price applicable to the transaction with the third party, (iii) N&M has agreed that if N&M sells to a third party any portion of the Subject Shares, N&M will pay BCL a specified profit share percentage depending upon the per share price of the Common Stock on the day such sale is completed and (iv) N&M has agreed to vote the Subject Shares in accordance with the instructions of BCL, unless such instructions are against
          N&M's manifest  interest.   The Schedule 13D  also indicates
          that DHL, LLI and FIL have each entered into agreements pledging all of their respective holdings of Common Stock to DnB, which holds an indirect 10% interest in DHL, and Workships and Greenwing have each entered into agreements pledging all of their respective holdings of Common Stock to ING Bank. DnB has filed a Schedule 13D dated July 30, 1993 and an amendment thereto dated October 8, 1993, stating that due to certain defaults on loans secured by the pledges of Common Stock by DHL, LLI and FIL and on loans to the parents of each of such entities secured by pledges of capital stock of DHL, LLI and FIL, DnB may be considered to be the beneficial owner of 7,322,720 shares of Common Stock, which
          beneficial ownership  is disclaimed.   As a  result of  such
          defaults, DnB has taken effective control over DHL, LLI and FIL by replacing the directors and officers thereof with persons designated by DnB. In the event DnB forecloses upon all or any of the Common Stock owned by DHL, LLI and FIL, the Irrevocable Proxies and Refusal Rights granted by DHL, LLI and FIL with respect to such foreclosed upon Common Stock will automatically terminate and, as a result thereof, the number (and percentage) of outstanding shares of Common Stock controlled by BCL would be reduced.

     <F2> Based  upon  information contained  in  a  Schedule 13D,  as amended as of February 11, 1994, as filed by WHR Management Company, L.P. ("WHR"), as general partner of R&B Investment Partnership, L.P. ("RBIP I"), R&B Investment Partnership II, L.P. ("RBIP II") and Whitman Heffernan & Rhein Workout Fund,
          L.P.   ("Workout")  and   upon  certain   other  information
          available  to  the Company.    Martin J.  Whitman,  James P.
          Heffernan and C. Kirk Rhein, Jr. are general partners of WHR. Each of Messrs. Whitman, Heffernan and Rhein disclaims beneficial ownership of the Common Stock held by RBIP I, RBIP II and Workout. As of April 8, 1994 WHR, RBIP I, RBIP II and Workout directly own 127,211 shares, 178,668 shares, 130,215
          shares and 3,487,296 shares of Common   Stock,  respectively.
          According to the Schedule 13D, as amended, RBIP I and RBIP II distributed 7,698,657 shares of Common Stock on February 9, 1994 to their respective limited partners. In addition, WHR retained certain shares of Common Stock to satisfy obligations of certain limited partners to WHR in its capacity as general partner of such partnerships. According to the Schedule 13D, as amended, WHR is required to dispose of such retained shares of Common Stock by June 30, 1994 and June 30, 1995. Pursuant to an agreement between the Company and RBIP I, certain compensation and benefits (including an award of 90,000 shares of restricted Common Stock to Mr. Rhein under the Company's 1992 Long-Term Incentive Plan
          (the  "1992 Plan"))  are  payable to  WHR.   Such restricted
          stock  award shares are included in the table above, and Mr.
          Rhein disclaims  beneficial ownership  of such shares.   See
          footnotes <F2> and <F10> to the table under "Management Ownership" below.

     <F3> Based  upon  information contained  in  a  Schedule 13G,  as amended as of February 11, 1994, filed by FMR Corp. FMR Corp., a Massachusetts corporation, is the beneficial owner of 5,919,456 shares of Common Stock. Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under the Investment Advisers Act of 1940, is the beneficial owner of 5,803,536 shares of the Common Stock as a result of acting as investment adviser to several investment companies (the "Funds") registered under the Investment Company Act of 1940. The number of shares of Common Stock set forth in the table includes shares of Common Stock beneficially owned in the form of 63,300 shares of Preferred Stock. One of the Funds, Fidelity Magellan Fund, beneficially owns 5,553,293 shares of Common Stock. The Chairman of FMR Corp., Edward
          C. Johnson 3d, FMR Corp., through its control of Fidelity, and the Funds have power to dispose of 5,803,536 shares of Common Stock listed in the table. Neither FMR Corp. nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Funds, which power resides with the Funds' respective Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 115,920 shares of the Common Stock listed in the table as a result of its serving as investment manager of several institutional accounts. The number of shares of Common Stock owned by such institutional accounts set forth in the table includes shares of Common Stock beneficially owned in the form of 40,000 shares of Preferred Stock. FMR Corp., through its control of Fidelity Management Trust Company, has sole dispositive power over 115,920 shares of Common Stock listed in the table and sole power to vote or to direct the voting of 68,393 of such shares, and no power to vote or to direct the voting of 47,527 of such shares. Mr. Johnson owns 34.0% of the outstanding voting common stock of FMR Corp. Various Johnson family members and trusts for the benefit of Johnson family members own FMR Corp. voting common stock. These Johnson family members, through their ownership of such common stock, form a controlling group with respect to FMR Corp.

     Management Ownership

          The following table indicates the total number of shares of Common Stock and Preferred Stock beneficially owned as of April 8, 1994 by each continuing director, director nominee and Named Executive (as hereinafter defined), and by directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the owner has sole voting and investment power with respect thereto.

     Common Stock and Preferred Stock
Individual or       Shares of            Percent of   Shares of    Percent of
Number of           Common               Common       Preferred    Preferred
Persons in          Stock Owned          Stock Owned  Stock Owned  Stock Owned
Group               Beneficially         Beneficially Beneficially Beneficially
- - --------------      -------------------  ------------ ------------ ------------
J.T. Angel<F1>          80,546 <F2>              *
A.L. Chavkin                   <F3>
W. Cordia           18,518,320 <F4>          33.4%
C.A. Donabedian          5,760 <F5>              *
T. Kalborg           2,126,795 <F6>           3.8%
P.B. Loyd, Jr.      18,626,770 <F2><F7>      33.6%        900<F8>        *
J.W. McLean              7,400 <F5><F9>          *
C.K. Rhein, Jr.      3,929,190 <F2><F10>      7.1%
R.L. Sandmeyer           5,020 <F5>              *
S.A. Webster            14,000 <F5><F9>          *      1,000<F8>        *
L.E. Voss, Jr.          71,557 <F11><F12>        *      1,000<F8>        *
W.K. Hillin             74,521 <F9><F11><F12>    *
T.W. Nagle              65,123 <F11><F12>        *      4,000<F8>        *
Directors and
Executive Officers
  as a group
  (including those
  listed above -
  15 persons)       25,007,101 <F12>        45.1%      7,900<F8>        *
     _____________
        *  Less than 1 percent.

    <F1>   In October 1993, Mr. J.T. Angel resigned from his positions as President and Chief Operating Officer, and member of the Board of Directors, in order to pursue other business interests.

     <F2>  The Company  has granted Restricted  Stock Awards under the
           1992 Plan to each of Messrs. Angel, Loyd and Rhein, of 90,000 shares, 120,000 shares and 90,000 shares of Common Stock, respectively. Such shares awarded are restricted as to transfer until vested pursuant to a schedule whereby 1/24th of the total number of shares is vested per calendar quarter through March 31, 1998 (subject to certain conditions including the occurrence of a change of control of the Company and/or continued employment). The shares listed for Mr. Angel include such 90,000 shares and for Mr. Loyd include such 120,000 shares, net of 18,555 shares and 11,550 shares, respectively, that Messrs. Angel and Loyd surrendered to the Company to satisfy certain tax withholding obligations. Following Mr. Angel's resignation in October 1993, the Company delivered to Mr. Angel, free of restrictions, his shares of restricted stock under the 1992 Plan. As stated in footnote <F2> to the table under "Principal Stockholders" above, pursuant to an agreement between the Company and RBIP I, such 90,000 shares awarded to Mr. Rhein included in the above table are payable to and beneficially owned by WHR, and Mr. Rhein disclaims beneficial ownership of such shares.

     <F3>  Chemical  Investment,   Inc.,  of  which  Mr.   Chavkin  is
           President, holds a limited partnership interest in BCL through RBY. No beneficial ownership amount is included in the table for Mr. Chavkin with respect to BCL's or RBY's ownership of the Common Stock and beneficial ownership is disclaimed by Mr. Chavkin. See footnote <F1> to the table under "Principal Stockholders."

     <F4>  The  shares listed  for  Dr. Cordia  are those  reported as beneficially owned by Dr. Cordia in the Schedule 13D referred to in footnote <F1> to the table under "Principal Stockholders" above and do not include 1,393,247 additional shares held by N&M. Dr. Cordia is one of the reporting persons named in that Schedule 13D, and may be deemed to share, with the other reporting persons described therein, voting and dispositive power with respect to the shares beneficially owned by BCL.

     <F5>  The  number set  forth  in  the table  includes  options to purchase 5,000 shares of Common Stock at a price of $8.50 per share held by each of Mr. Donabedian, Mr. McLean, Mr. Sandmeyer and Mr. Webster.

     <F6>  As a result of a distribution from  RBIP I in February 1994
           Melton Shipping Ltd. and International Shipping Investment Company Ltd., entities in which Mr. Kalborg and other parties have interests, acquired 1,197,255 and 929,540 shares of Common Stock, respectively. In both instances, Mr. Kalborg does not have sole power to dispose of the shares nor to direct the voting of the shares. See footnote <F2> to the table under "Principal Stockholders."

     <F7>  The shares  of Common  Stock listed  for  Mr. Loyd  include those  reported as  beneficially owned  by Mr. Loyd  in the
           Schedule 13D referred to in footnote <F1> to the table under "Principal Stockholders" above and do not include 1,393,247
           additional  shares   held  by  N&M.     Mr.  Loyd  controls
           Greenwing, one of the five general partners of BCL, and may be deemed to share, with the other general partners, voting
           and   dispositive  power   with   respect  to   the  shares
           beneficially owned by BCL.

     <F8>  Each share of Preferred Stock is currently convertible into
           2.899 shares of Common Stock. The shares of Common Stock listed in the table do not include shares of Common Stock beneficially owned in the form of Preferred Stock. Mr. Loyd disclaims beneficial ownership of 200 of the 900 shares of Preferred Stock owned directly by his son and daughter.

     <F9>  The shares listed  for Mr.  McLean and Mr.  Webster include
           1,200 and 4,000 shares, respectively, directly owned by their spouses. The shares listed for Mr. Hillin include 44 shares directly owned by his spouse and 16 shares directly owned by his son and daughter. Mr. Hillin disclaims beneficial ownership of such 16 shares.

     <F10> The  shares listed for Mr. Rhein  include those reported as beneficially owned by RBIP I, RBIP II, Workout, WHR and the other persons named in footnote <F2> to the table under "Principal Stockholders". Mr. Rhein is one of three general partners of WHR, the general partner of RBIP I, RBIP II and Workout, and may be deemed to share voting and dispositive power with respect to the shares beneficially owned by WHR, RBIP I, RBIP II and Workout, although beneficial ownership is disclaimed. See footnote <F2> to the table under "Principal Stockholders". The shares listed for Mr. Rhein also include 5,800 shares of Common Stock owned by a trust for the benefit of Mr. Rhein's children. Mr. Rhein disclaims beneficial ownership of such 5,800 shares.

     <F11> The  shares listed for  Mr. Voss, Mr. Hillin  and Mr. Nagle include approximately 1,164 shares, 2,315 shares and 282 shares, respectively, held by a trustee under the Company's savings plan.

     <F12> The Company has granted options to purchase Common Stock to
           certain   key   employees   pursuant  to  its   1990  Stock
           Option Plan. The shares listed for Mr. Voss, Mr. Hillin and Mr. Nagle each include 64,000 shares, the beneficial ownership of which each such officer has the right to acquire pursuant to currently exercisable options granted under such plan. The shares listed for Directors and Executive Officers as a group include a total of 296,000 shares, the beneficial ownership of which such directors and officers as a group have the right to acquire pursuant to currently exercisable options granted under such plan.


                                 SIGNATURE


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized on June 8, 1994.

                                         READING & BATES CORPORATION

                                    By   /s/W. K. Hillin
                                         -------------------
                                         W. K. Hillin
                                         Senior Vice President,
                                         General Counsel and Secretary