Form 10-K/A
period 1993-12-31
READING & BATES CORP
filed 1994-06-23
CIK 82329

==============================================================================

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-K/A
                             Amendment No. 4

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

==============================================================================

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



                             SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized on June 23, 1994.


                                    READING & BATES CORPORATION



                                    By /s/T. W. Nagle
                                       -------------------------
                                       T. W. Nagle
                                       Vice President and Chief
                                       Financial Officer