Form 10-Q
period 1994-06-30
READING & BATES CORP
filed 1994-07-26
CIK 82329

==============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-Q

(Mark One)
 (X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1994
                                      or
 (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-5587

                          READING & BATES CORPORATION

           (Exact name of registrant as specified in its charter)

           Delaware                                     73-0642271
     (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)               Identification No.)

               901 Threadneedle, Suite 200, Houston, Texas  77079
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


          NUMBER OF SHARES OF COMMON STOCK OF REGISTRANT OUTSTANDING
                         AT JULY 15, 1994 : 55,484,888


                                  Exhibit Index

==============================================================================


                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

                   Reading & Bates Corporation and Subsidiaries

The financial statements for the three and six month periods ended June 30, 1994 and 1993, include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three and six month periods ended June 30, 1994 included herein have been subjected to a limited review by Arthur Andersen & Co., the registrant's independent public accountants, whose report is included herein. Results of operations for the three and six month periods ended June 30, 1994 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1994. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1993.


                           READING & BATES CORPORATION
                                 AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                                  (in thousands)
                                                    JUNE 30,    DECEMBER 31,
                                                      1994         1993
                                                   ----------   ------------
                                                   (unaudited)
   ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                      $  74,045   $  80,385
     Accounts receivable:
       Trade, net                                      35,571      36,536
       Other                                            3,138       3,880
     Materials and supplies inventory                   9,281       8,709
     Other current assets                               6,349       4,842
                                                    ---------   ---------
       Total current assets                           128,384     134,352
                                                    ---------   ---------
   INVESTMENTS IN AND ADVANCES TO
     UNCONSOLIDATED INVESTEES                             234         212
                                                    ---------   ---------
   PROPERTY AND EQUIPMENT:
     Drilling                                         739,114     746,418
     Other                                              5,913       5,778
                                                    ---------   ---------
                                                      745,027     752,196
   Accumulated depreciation and amortization         (290,337)   (277,534)
                                                    ---------   ---------
       Net property and equipment                     454,690     474,662
                                                    ---------   ---------
   DEFERRED CHARGES AND OTHER ASSETS                    2,828       3,248
                                                    ---------   ---------
   TOTAL ASSETS                                     $ 586,136   $ 612,474
                                                    =========   =========

  The accompanying notes are an integral part of the consolidated financial statements.


                           READING & BATES CORPORATION
                                 AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                                  (in thousands)
                                                     JUNE 30,  DECEMBER 31,
                                                       1994       1993
                                                    ---------   ---------
                                                   (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term obligations                          $   6,907   $   2,735
    Long-term obligations due within one year          20,734      20,234
    Accounts payable - trade                           10,910       7,656
    Accrued liabilities                                26,640      21,066
    Income taxes                                        5,124       4,931
                                                    ---------   ---------
     Total current liabilities                         70,315      56,622

LONG-TERM OBLIGATIONS                                  86,927      96,562

OTHER NONCURRENT LIABILITIES                           62,534      68,433

DEFERRED INCOME TAXES                                   2,938       2,807
                                                    ---------   ---------
     Total liabilities                                222,714     224,424
                                                    ---------   ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                      53,483      68,507
                                                    ---------   ---------
STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value                    2,990       2,990
    Common stock, $.05 par value                        2,774       2,774
    Capital in excess of par value                    313,127     312,916
    Retained earnings (deficit) from March 31, 1991    (7,938)      2,021
    Other                                              (1,014)     (1,158)
                                                    ---------   ---------
     Total stockholders' equity                       309,939     319,543
                                                    ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 586,136   $ 612,474
                                                    =========   =========

 The accompanying notes are an integral part of the consolidated financial statements.


                           READING & BATES CORPORATION
                                 AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)
                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30,            JUNE 30,
                                     --------------------  --------------------
                                        1994      1993       1994       1993
                                     ---------  ---------  ---------  ---------
OPERATING REVENUES                   $  39,493  $  48,307  $  81,850  $  84,246
                                     ---------  ---------  ---------  ---------
COSTS AND EXPENSES:
    Operating expenses                  30,973     30,296     59,598     55,008
    Depreciation and amortization        7,121      7,298     14,041     13,919
    General and administrative           4,555      4,424      8,970      8,434
                                     ---------  ---------  ---------  ---------
                                        42,649     42,018     82,609     77,361
                                     ---------  ---------  ---------  ---------
OPERATING INCOME (LOSS)                 (3,156)     6,289       (759)     6,885
                                     ---------  ---------  ---------  ---------
OTHER INCOME (EXPENSE):
    Interest expense                    (3,204)    (3,695)    (6,317)    (7,176)
    Interest income                      1,052        314      1,803        671
    Equity in losses of unconsolidated
       investees                           (66)      (121)      (200)      (122)
    Other, net                            (301)       249       (559)      (173)
                                     ---------  ---------  ---------  ---------
                                        (2,519)    (3,253)    (5,273)    (6,800)
                                     ---------  ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE
    AND MINORITY INTEREST               (5,675)     3,036     (6,032)        85

INCOME TAX EXPENSE                       1,174        955      2,082      2,238
                                     ---------  ---------  ---------  ---------
INCOME (LOSS) AFTER INCOME TAX EXPENSE
    AND BEFORE MINORITY INTEREST        (6,849)     2,081     (8,114)    (2,153)

MINORITY INTEREST                          811        158        585      2,204
                                     ---------  ---------  ---------  ---------
NET INCOME (LOSS)                       (6,038)     2,239     (7,529)        51

DIVIDENDS ON PREFERRED STOCK             1,215          -      2,430          -
                                     ---------  ---------  ---------  ---------
NET INCOME (LOSS) APPLICABLE TO
     COMMON STOCKHOLDERS             $  (7,253) $   2,239  $  (9,959) $      51
                                     =========  =========  =========  =========
NET INCOME (LOSS) PER COMMON SHARE   $    (.13) $     .04  $    (.18) $     .00
                                     =========  =========  =========  =========

 The accompanying notes are an integral part of the consolidated financial statements.


                          READING & BATES CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                      -----------------------
                                                         1994         1993
                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  $  (7,529)    $      51
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depreciation and amortization                       14,041        13,919
     Gain on dispositions of property
       and equipment                                       (710)       (1,562)
     Recognition of deferred expenses                     1,806         1,870
     Equity in losses of unconsolidated investees           200           122
     Minority interest in losses of consolidated
      subsidiaries                                         (585)       (2,204)
     Changes in assets and liabilities:
      Accounts receivable                                 1,553        (8,550)
      Materials and supplies inventory                     (572)         (640)
      Deferred charges and other assets                  (2,951)       (1,758)
      Accounts payable - trade                            3,254           539
      Accrued interest                                    2,491         2,052
      Accrued lease expense                              (2,335)       (2,585)
      Deferred revenue                                    3,543             -
      Income taxes                                          193           967
      Deferred income taxes                                 131           144
      Other, net                                          2,405         1,099
                                                      ---------     ---------
        Net cash provided by operating activities        14,935         3,464
                                                      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Dispositions of property and equipment                   436           612
   Capital expenditures                                  (8,613)       (3,662)
   Business acquisitions                                 (4,502)      (12,254)
   Increase in investments in and advances
      to unconsolidated investees                          (221)         (135)
                                                      ---------     ---------
        Net cash used in investing activities           (12,900)      (15,439)
                                                      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term obligations                       -         11,624
   Net proceeds from short-term obligations               4,172           935
   Principal payments on long-term obligations          (10,117)      (18,117)
   Dividends paid on preferred stock                     (2,430)            -
                                                      ---------     ---------
        Net cash used in financing activities            (8,375)       (5,558)
                                                      ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (6,340)      (17,533)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         80,385        53,122
                                                      ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  74,045     $  35,589
                                                      =========     =========
Supplemental Cash Flow Disclosures:
    Interest paid                                     $   3,404     $   5,012
    Income taxes paid                                 $   2,135     $   1,280

 The accompanying notes are an integral part of the consolidated financial statements.


                              READING & BATES CORPORATION
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

A)    COMMITMENTS AND CONTINGENCIES

            LITIGATION - In the first quarter  of 1994, a judgment was entered with respect to the Company's loss of hire claim relating to the damages to the "JACK BATES" caused by the Hurricane Andrew and in April 1994, the Company received approximately $3.2 million in full satisfaction of that judgment. Approximately $2.4 million (net of $.8 million of expenses) has been included in Operating Revenues for the six months ended June 30, 1994.

B)    INVESTMENT IN ARCADE

            In June 1994, the Company completed a transaction which increased its direct ownership in Arcade Drilling AS ("Drilling") to 68.2% and included the sale of its entire ownership in Arcade Shipping AS ("Shipping"). The transaction consisted of the Company selling its entire 82.6% ownership in Shipping for approximately $27.8 million, purchasing from Shipping its entire 46.2% ownership in Drilling and equity securities in Dragon Oil for approximately $45.4 million and Shipping repaying a loan of approximately $12.9 million to the Company. This transaction resulted in a net cash outflow of $4.7 million and had no effect on the Company's consolidated results of operations.

C)    OTHER NONCURRENT LIABILITIES

            The components of "OTHER NONCURRENT LIABILITIES" were as follows (in thousands):

                                                      June 30,    December 31,
                                                         1994       1993
                                                      ---------   -----------
      Long-term operating lease obligation            $  17,222   $  19,558
      Postretirement benefit obligations                 15,623      15,256
      Net liabilities associated with
        discontinued operations                           7,345      11,177
      Pension obligations                                 9,304       9,382
      Accrued interest expense related to
        the 8% Senior Subordinated Convertible
        Debentures due December 1998                      9,675       8,930
      Deferred income                                     2,192       3,072
      Other                                               1,173       1,058
                                                      ---------   ---------
      Total                                           $  62,534   $  68,433
                                                      =========   =========

D)    DISCONTINUED OPERATIONS

            SHIPPING - On June 22, 1994, the Company sold its entire ownership in Shipping (see Note B).


E)    INCOME TAXES

            Income tax expense of $2.1 million was recognized in the first six months of 1994 despite a consolidated pretax loss of $6.0 million. The expense results primarily from income tax expense incurred with respect to certain foreign operations.



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Reading & Bates Corporation


      We have reviewed the accompanying consolidated balance sheet of Reading & Bates Corporation (a Delaware corporation) and Subsidiaries as of June 30, 1994, and the related consolidated statements of operations for the three and six month periods ended June 30, 1994 and 1993 and the consolidated statement of cash flows for the six month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
July 19, 1994




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MATERIAL CHANGES IN FINANCIAL CONDITION

                In June 1994, the Company completed a transaction which increased its direct ownership in Arcade Drilling AS ("Drilling") to 68.2% and included the sale of its entire ownership in Arcade Shipping AS ("Shipping"). The transaction consisted of the Company selling its entire 82.6% ownership in Shipping for approximately $27.8 million, purchasing from Shipping its entire 46.2% ownership in Drilling and equity securities in Dragon Oil for approximately $45.4 million and Shipping repaying a loan of approximately $12.9 million to the Company. This transaction resulted in a net cash outflow of $4.7 million and had no effect on the Company's consolidated results of operations.

      Liquidity of the Company should be considered in light of the significant fluctuations in demand experienced by drilling contractors as rapid changes in oil and gas producers' expectations, budgets and drilling plans occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. As of June 30, 1994, approximately $22.7 million of total consolidated cash and cash equivalents of $74.0 million are restricted from the Company's use outside of Drilling. The Company's management currently expects that its cash flow from operations, in combination with cash on hand, will be sufficient to satisfy the Company's 1994 working capital needs, dividends on preferred stock, capital expenditures on its existing fleet, debt, lease and other obligations.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

                    SIX MONTHS ENDED JUNE 30, 1994 COMPARED
                       TO SIX MONTHS ENDED JUNE 30, 1993

      The Company's net loss for the six months ended June 30, 1994 was $7.5 million ($.18 per share after preferred stock dividends of $2.4 million) compared with net income of $.1 million ($.00 per share) for the same period of 1993. The loss from operations for the six months ended June 30, 1994 was $.8 million compared to income from operations of $6.9 million in 1993. The Company's utilization for the six months ended June 30, 1994 and 1993 was 73% and 79%, respectively.

      Operating revenues are primarily a function of dayrates and utilization. The decrease in operating revenues for the six months ended June 30, 1994 over the same period in 1993 is primarily due to the decreased utilization of the semisubmersible and jackup fleets. Included in operating revenues for the six months ended June 30, 1994 is approximately $2.4 million due to the settlement of the loss of hire claim relating to the "JACK BATES" casualty caused by Hurricane Andrew in 1992.

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

      Operating expenses increased $4.6 million for the six months ended June 30, 1994 compared to the same period in 1993 primarily due to the change in the geographic location of the Company's fleet. During the six months ended June 30, 1994, the Company's fleet operated in geographic locations with higher operating costs. Included in operating expenses for the six months ended June 30, 1993 is a credit of approximately $1.2 million due to the recognition of a gain on the "JACK BATES" casualty caused by Hurricane Andrew in 1992.

      Interest income increased $1.1 million for the six months ended June 30, 1994 compared to the same period in 1993 due to interest earned on the increased average outstanding cash and cash equivalents balance due to the proceeds received from the preferred stock offering in July 1993.

      Minority interest for the six months ended June 30, 1994 was income of $.6 million compared to income of $2.2 million for the same period in 1993 as a result of Arcade Drilling AS incurring smaller losses in the six months ended June 30, 1994 than in the same period in 1993.


                   THREE MONTHS ENDED JUNE 30, 1994 COMPARED
                      TO THREE MONTHS ENDED JUNE 30, 1993

      The Company's net loss for the three months ended June 30, 1994 was $6.0 million ($.13 per share after preferred stock dividends of $1.2 million) compared with net income of $2.2 million ($.04 per share) for the same period of 1993. The loss from operations for the three months ended June 30, 1994 was $3.2 million compared to income from operations of $6.3 million in 1993. The Company's utilization for the three months ended June 30, 1994 and 1993 was 69% and 88%, respectively.

      Operating revenues are primarily a function of dayrates and utilization. The $8.8 million decrease in operating revenues for the three months ended June 30, 1994 over the same period in 1993 is primarily due to lower average dayrates and the decreased utilization of the semisubmersible and jackup fleets.

      Despite the decrease in operating revenues, operating expenses for the three months ended June 30, 1994 increased over the same period in 1993. Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues due to the continuation of personnel on board and equipment maintenance when the Company's drilling units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's drilling units and the mix of labor between expatriates and nationals as stipulated in the drilling contracts. Labor costs have increased over the past years primarily due to higher salary levels, inflation and the decline of the U.S. dollar relative to certain foreign currencies of countries where the Company operates. Equipment maintenance expenses fluctuate depending upon the type of activity the drilling unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed in accordance with the Company's preventive maintenance program.


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


Item 4.  Results of Votes of Security Holders

                At the annual meeting of stockholders of Reading & Bates Corporation, held on May 10, 1994, three Class III directors were elected by a vote of common stock shareholders, as outlined in the Company's Proxy Statement relating to the annual meeting. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement and all of such nominees were elected, with 46,213,382, 46,687,712 and 46,687,714 votes for each of Mr. Chavkin, Mr. Loyd and Mr. Webster, respectively, and 796,212, 321,883 and 321,880 votes withheld from each of such nominees, respectively. In addition three proposals were voted upon: i) a proposal to amend the Company's Charter so as to reclassify each share of the Company's outstanding Class A Stock into ten shares of Common Stock and to delete all references to such Class A Stock therefrom, with 45,912,384 votes for the proposal, 979,395 votes against the proposal and 117,815 abstentions, no Class A Stock was voted in favor of the proposal, ii) a proposal to amend the Company's Charter to update and simplify Article THIRD, to delete Articles FIFTH through EIGHTH, to delete all references to the Company's Non-voting Convertible Class B Common Stock therefrom and to restate the Charter in its entirety, with 46,811,286 votes for the proposal, 76,872 votes against the proposal and 121,441 abstentions and iii) a proposal to ratify and approve the appointment of Arthur Andersen & Co. as independent public accountants for the Company for its fiscal year 1994, with 46,969,473 votes for the proposal, 16,749 votes against the proposal and 23,413 abstentions. Consequently, proposal (i) was not approved and proposals
      (ii) and (iii) were approved. The Company's Charter has been amended and restated in accordance with proposal (ii).


Item 6(a).  Exhibits

       Exhibit 11 - Computation of Earnings Per Common Share, Primary and Fully Diluted.

       Exhibit 15 - Letter regarding unaudited interim financial information.



Item 6(b). Reports on Form 8-K

           There were 4 Current Reports on Form 8-K filed during the three months ended June 30, 1994. A Current Report on Form 8-K was filed April 21, 1994 disclosing the Company's first quarter 1994 earnings; filed May 12, 1994 disclosing the Supplement No. 2 to the Prospectus dated October 20, 1993; filed June 2, 1994 disclosing that the Company had reached an agreement on a transaction to sell the Company's entire ownership in Arcade Shipping AS and to increase the Company's ownership in Arcade Drilling AS; filed June 27, 1994 disclosing that the Company completed the transaction to sell its entire ownership in Arcade Shipping AS and to increase its ownership in Arcade Drilling AS.




                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



                                 READING & BATES CORPORATION



Date:  July 26, 1994             By /s/T. W. Nagle
                                    T. W. Nagle
                                    Vice President and Chief Financial Officer





                                 EXHIBIT INDEX
Exhibit
Number                             Description


11       Computation of Earnings Per Common Share, Primary and Fully Diluted.

15       Letter re:  unaudited interim financial information.