Form 10-Q
period 1994-09-30
READING & BATES CORP
filed 1994-10-27
CIK 82329

=============================================================================

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                               ----------------------

                                     FORM 10-Q

 (Mark One)
    (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1994
                          or
    ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


           NUMBER OF SHARES OF COMMON STOCK OF REGISTRANT OUTSTANDING
                         AT OCTOBER 14, 1994 : 59,713,073


                                  Exhibit Index



                       PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Company or Group of Companies for Which Report is Filed:

                Reading & Bates Corporation and Subsidiaries

  The financial statements for the three and nine month periods ended September 30, 1994 and 1993, include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three and nine month periods ended September 30, 1994 included herein have been subjected to a limited review by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three and nine month periods ended September 30, 1994 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1994. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1993.

                         READING & BATES CORPORATION
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                               (in thousands)
                                           SEPTEMBER 30,  DECEMBER 31,
                                               1994          1993
                                           -------------  ------------
                                            (unaudited)
  ASSETS
  CURRENT ASSETS:
      Cash and cash equivalents              $  39,591      $  80,385
      Accounts receivable:
        Trade, net                              36,251         36,536
        Other                                    3,001          3,880
      Materials and supplies inventory           8,963          8,709
      Other current assets                       4,654          4,842
                                             ---------      ---------
        Total current assets                    92,460        134,352
                                             ---------      ---------
  INVESTMENTS IN AND ADVANCES TO
      UNCONSOLIDATED INVESTEES                     706            212
                                             ---------      ---------
  PROPERTY AND EQUIPMENT:
      Drilling                                 772,320        746,418
      Other                                      6,074          5,778
                                             ---------      ---------
                                               778,394        752,196
      Accumulated depreciation
            and amortization                  (284,111)      (277,534)
                                             ---------      ---------
   Net property and equipment                  494,283        474,662
                                             ---------      ---------
  DEFERRED CHARGES AND OTHER ASSETS              3,717          3,248
                                             ---------      ---------
  TOTAL ASSETS                               $ 591,166      $ 612,474
                                             =========      =========

  The accompanying notes are an integral part of the consolidated financial statements.


                         READING & BATES CORPORATION
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                               (in thousands)
                                              SEPTEMBER 30,  DECEMBER 31,
                                                   1994         1993
                                              -------------  ------------
                                               (unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
      Short-term obligations                     $   3,377    $   2,735
      Long-term obligations due within one year     21,234       20,234
      Accounts payable - trade                       8,955        7,656
      Accrued liabilities                           23,962       21,066
      Income taxes                                   6,145        4,931
                                                  --------     --------
        Total current liabilities                   63,673       56,622

  LONG-TERM OBLIGATIONS                             81,563       96,562

  OTHER NONCURRENT LIABILITIES                      68,959       68,433

  DEFERRED INCOME TAXES                              3,004        2,807
                                                  --------     --------
        Total liabilities                          217,199      224,424

  COMMITMENTS AND CONTINGENCIES

  MINORITY INTEREST                                 44,766      68,507
                                                  --------    --------
  STOCKHOLDERS' EQUITY:
      Preferred stock, $1.00 par value               2,990        2,990
      Common stock, $.05 par value                   2,986        2,774
      Capital in excess of par value               337,334      312,916
      Retained earnings (deficit) from
           March 31, 1991                          (13,157)       2,021
      Other                                           (952)      (1,158)
                                                 ---------    ---------
        Total stockholders' equity                 329,201      319,543
                                                 ---------    ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 591,166    $ 612,474
                                                 =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          READING & BATES CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)
                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30,        SEPTEMBER 30,
                                      1994       1993       1994       1993
                                   --------   --------   ---------   ---------
  OPERATING REVENUES               $ 42,773   $ 51,429   $ 124,623   $ 135,675

  COSTS AND EXPENSES:
    Operating expenses               30,703     30,452      90,301      85,460
    Depreciation and amortization     7,302      8,152      21,343      22,071
    General and administrative        4,271      3,817      13,241      12,251
                                   --------   --------   ---------   ---------
                                     42,276     42,421     124,885     119,782
                                   --------   --------   ---------   ---------
  OPERATING INCOME (LOSS)               497      9,008        (262)     15,893
                                   --------   --------   ---------   ---------
  OTHER INCOME (EXPENSE):
    Interest expense                 (3,443)    (3,467)     (9,760)    (10,643)
    Interest income                     792        598       2,595       1,269
    Equity in earnings (losses) of
        unconsolidated investees        475        (75)        275        (197)
    Other, net                       (1,830)       (88)     (2,389)       (261)
                                   --------   --------   ---------   ---------
                                     (4,006)    (3,032)     (9,279)     (9,832)
                                   --------   --------   ---------   ---------
  INCOME (LOSS) BEFORE INCOME TAX
    EXPENSE AND MINORITY INTEREST    (3,509)     5,976      (9,541)      6,061

  INCOME TAX EXPENSE                    709        721       2,791       2,959
                                   --------   --------   ---------   ---------
  INCOME (LOSS) AFTER INCOME TAX
   EXPENSE AND BEFORE MINORITY
   INTEREST                          (4,218)     5,255     (12,332)      3,102

  MINORITY INTEREST INCOME
   (EXPENSE)                            213       (137)        798       2,067
                                   --------   --------   ---------   ---------
  NET INCOME (LOSS)                  (4,005)     5,118     (11,534)      5,169

  DIVIDENDS ON PREFERRED STOCK        1,214        837       3,644         837
                                   --------   --------   ---------   ---------
  NET INCOME (LOSS) APPLICABLE
      TO COMMON STOCKHOLDERS       $ (5,219)  $  4,281   $ (15,178)  $   4,332
                                   ========   ========   =========   =========
  NET INCOME (LOSS) PER
     COMMON SHARE                  $   (.09)  $    .08   $    (.27)  $     .08
                                   ========   ========   =========   =========

  The accompanying notes are an integral part of the consolidated financial statements.

                          READING & BATES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)
                                                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               ----------------------
                                                  1994        1993
                                               ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                             $  (11,534)  $    5,169
 Adjustments to reconcile net income
   (loss) to net cash provided
   by operating activities:
   Depreciation and amortization                   21,343       22,071
   Gain on dispositions of
       property and equipment                      (1,267)      (2,038)
   Recognition of deferred expenses                 2,745        2,465
   Equity in (earnings) losses of
       unconsolidated investees                      (275)         197
   Minority interest in losses of
       consolidated subsidiaries                     (798)      (2,067)
   Changes in assets and liabilities:
     Accounts receivable                            1,142       (8,047)
     Materials and supplies inventory                (254)        (831)
     Deferred charges and other assets             (4,116)      (2,518)
     Accounts  payable - trade                      1,299        1,192
     Accrued interest                               4,122        3,159
     Accrued lease expense                          3,344       (1,590)
     Deferred revenue                                 785            -
     Income taxes                                   1,214          498
     Deferred income taxes                            197          198
     Other, net                                     3,805        2,077
                                                  -------     --------
      Net cash provided by operating activities    21,752       19,935

CASH FLOWS FROM INVESTING ACTIVITIES:
    Dispositions of property and equipment            598          817
    Purchases of property and equipment,
       net of noncash item                        (34,798)      (6,122)
    Business acquisitions                          (9,576)     (14,751)
    Decrease (increase) in investments in
       and advances to unconsolidated investees      (218)         241
                                                ---------    ---------
         Net cash used in investing activities    (43,994)     (19,815)
                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from preferred stock offering          -       71,337
    Proceeds from long-term obligations                 -       11,624
    Net proceeds from (payments on) short-term
         obligations                                  642      (13,482)
    Principal payments on long-term obligations   (15,550)     (35,175)
    Dividends paid on preferred stock              (3,644)        (837)
                                                ---------    ---------
    Net cash (used in) provided by financing
       activities                                 (18,552)      33,467
                                                ---------    ---------
NET (DECREASE) INCREASE IN CASH AND
       CASH EQUIVALENTS                           (40,794)      33,587
CASH AND CASH EQUIVALENTS AT BEGINNING
       OF PERIOD                                   80,385       53,122
                                                ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  39,591    $  86,709
                                                =========    =========
  Supplemental Cash Flow Disclosures:
      Interest paid                             $   5,808    $   7,391
      Income taxes paid                         $   3,081    $   2,456
      Noncash investing activities:
      Purchase of property and equipment
        in exchange for equity                  $  24,324    $       -

  The accompanying notes are an integral part of the consolidated financial statements.

                          READING & BATES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


A) COMMITMENTS AND CONTINGENCIES

             OPERATING LEASES - In the third quarter of 1994, the Company purchased the notes and interests in the lease debt out-standing associated with the Continuing Leases (as defined in footnote B of the Notes to Consolidated Financial Statements included in the Company's 1993 Form 10-K), "GEORGE H. GALLOWAY" and "C.E. THORNTON", and the secured contingent obligations associated with the "F.G. McCLINTOCK" (previously recorded as a capital lease). Total consideration for the transaction was approximately $36.5 million which consists of cash of approximately $12.2 million and the Company issuing 4,230,235 shares of the Company's Common Stock, par value $.05 per share, totalling approximately $24.3 million at recent stock prices. Since through such purchases, the Company now controls and has effective ownership of the three rigs, it recorded the purchase of the notes and interests as purchases of the rigs.

              LITIGATION - In the first quarter of 1994, a judgment was entered with respect to the Company's loss of hire claim relating to the damages to the "JACK BATES" caused by the Hurricane Andrew and in April 1994, the Company received approximately $3.2 million in full satisfaction of that judgment. Approximately $2.4 million (net of $.8 million of expenses) has been included in Operating Revenues for the nine months ended September 30, 1994.

              In August 1994, the actions filed by Kerr-McGee Corporation and Murphy Exploration & Production Company against the Company for damages to well platforms and related production equipment, facilities and pipelines, caused by the "JACK BATES" being set adrift by Hurricane Andrew in August 1992 were settled without any admission of liability by the Company or the "JACK BATES", and substantially all of the amounts paid in settlement by the Company have been recovered from the Company's insurers and underwriters.


  B)    INVESTMENT IN ARCADE

              In June 1994, the Company completed a transaction which increased its direct ownership in Arcade Drilling AS ("Drilling") and sold its entire ownership in Arcade Shipping AS ("Shipping"). The transaction consisted of the Company selling its entire 82.6% ownership in Shipping for approximately $27.8 million, purchasing from Shipping its entire 46.2% ownership in Drilling and equity securities in Dragon Oil for approximately $45.4 million and Shipping repaying a loan of approximately $12.9 million to the
        Company. This transaction resulted in a net cash outflow of $4.7 million and had no effect on the Company's consolidated results of operations. Also in September 1994, the Company purchased an additional 5.2% of Drilling's outstanding shares pursuant to a mandatory tender offer in Norway required by the Oslo Stock Exchange. As of September 30, 1994, the Company's direct ownership in Drilling was 73.4%.


                          READING & BATES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


  C)    DISCONTINUED OPERATIONS

              SHIPPING - On June 22, 1994, the Company sold its entire ownership in Shipping (see Note B).


  D)    INCOME TAXES

              Income tax expense of $2.8 million was recognized in the first nine months of 1994 despite a consolidated pretax loss of $9.5 million. The expense results primarily from income tax expense incurred with respect to certain foreign operations.



  E)    OTHER NONCURRENT LIABILITIES

         The components of "OTHER NONCURRENT LIABILITIES" were as follows (in thousands):

                                                    September 30,  December 31,
                                                         1994           1993
                                                    -------------  ------------
         Long-term operating lease obligation         $  22,901      $ 19,558
         Postretirement benefit obligations              15,772        15,256
         Net liabilities associated with
             discontinued operations                      7,381        11,177
         Pension obligations                              8,612         9,382
         Accrued interest expense related
             to the 8% Senior Subordinated
             Convertible Debentures due
             December 1998                               10,047         8,930
         Deferred income                                  1,745         3,072
         Other                                            2,501         1,058
                                                       --------      --------
                  Total                                $ 68,959      $ 68,433
                                                       ========      ========


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To the Board of Directors and Stockholders
  Reading & Bates Corporation


        We have reviewed the accompanying consolidated balance sheet of Reading & Bates Corporation (a Delaware corporation) and Subsidiaries as of September 30, 1994, and the related consolidated statements of operations for the three and nine month periods ended September 30, 1994 and 1993 and the consolidated statement of cash flows for the nine month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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



  /s/Arthur Andersen LLP

  Houston, Texas
  October 18, 1994



  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  MATERIAL CHANGES IN FINANCIAL CONDITION

     In June 1994, the Company completed a transaction which increased its direct ownership in Arcade Drilling AS ("Drilling") and sold its entire ownership in Arcade Shipping AS ("Shipping"). The transaction consisted of the Company selling its entire 82.6% ownership in Shipping for approximately $27.8 million, purchasing from Shipping its entire 46.2% ownership in Drilling and equity securities in Dragon Oil for approximately $45.4 million and Shipping repaying a loan of approximately $12.9 million to the Company. This transaction resulted in a net cash outflow of $4.7 million and had no effect on the Company's consolidated results of operations. Also in September 1994, the Company purchased an additional 5.2% of Drilling's outstanding shares pursuant to a mandatory tender offer in Norway required by the Oslo Stock Exchange. As of September 30, 1994, the Company's direct ownership in Drilling was 73.4%.

      In the third quarter of 1994, the Company purchased the notes and interests in the lease debt outstanding associated with the Continuing Leases (as defined in footnote B of the Notes to Consolidated Financial Financial Statements included in the Company's 1993 Form 10-K), "GEORGE
  H. GALLOWAY" and "C.E. THORNTON", and the secured contingent obligations associated with the "F.G. McCLINTOCK" (previously recorded as a capital lease). Total consideration for the transaction was approximately $36.5 million which consisted of the Company paying cash of approximately $12.2 million and issuing 4,230,235 shares of the Company's Common Stock, par value $.05 per share, totalling approximately $24.3 million at recent stock prices. In October 1994, the Company filed a shelf registration registering such shares. Pursuant to the terms of agreements governing the issuance of such shares and a registration rights agreement among the Company and certain other holders of the Company's common stock, as currently in effect, the Company is required to maintain continuously effective shelf registration statements with respect to approximately 26 million shares of its common stock (including the 4,230,235 shares referred to above) until the earlier to occur of (i) the sale of such shares by the holders thereof or (ii) August 1, 1996 (in the case of approximately 21.7 million shares) or September 14, 1996 (in the case of the 4,230,235 shares referred to above).

     Liquidity of the Company should be considered in light of the significant fluctuations in demand experienced by drilling contractors as rapid changes in oil and gas producers' expectations, budgets and drilling plans occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. As of September 30, 1994, approximately $18.2 million of total consolidated cash and cash equivalents of $39.6 million are restricted from the Company's use outside of Drilling. The Company's management currently expects that its cash flow from operations, in combination with cash on hand and other sources, including short-term loans, debt rescheduling, new debt, new equity, asset disposals and/or by delaying a portion of planned capital or other expenditures, will be sufficient to satisfy the Company's 1994 and 1995 working capital needs, dividends on preferred stock, capital expenditures on its existing fleet, debt, lease and other payment obligations.

     The Company intends to continue to modernize and expand its fleet, in order to meet the requirements of competitive conditions and the changing needs of its customers. In this regard, the Company has from time to time in the past engaged in, and currently continues to engage in, preliminary discussions with other industry participants with respect to business combinations that would potentially strengthen its competitive position in the offshore drilling industry. Moreover, the Company continues to consider the selective acquisition of existing rigs, directly or through business combination transactions. In September 1994, the Company's wholly owned subsidiary, Reading & Bates Development Co. ("Development"), purchased the second-generation semisubmersible "BENVRACKIE" and currently plans to contribute the drilling unit to a new joint venture company with DeepTech International, Inc. The objective of the new joint venture company will be to acquire and operate semisubmersible drilling units to be converted for use as floating production systems. In addition, Development is the General Contractor for the provision of a semisubmersible floating production system for the Liuhua 11-1 Project being jointly developed by Amoco Orient Petroleum Company and China Offshore Oil Nanhai East Corporation in the South China Sea and Development is the project manager for the conversion of a second-generation semisubmersible to a floating production system in the U.S. Gulf of Mexico for Tatham Offshore, Inc. The Company continues to consider selective expansion in floating production through additional management contracts, alliances with other companies, and/or the acquisition of floating production equipment.


  MATERIAL CHANGES IN RESULTS OF OPERATIONS

                  NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED
                    TO NINE MONTHS ENDED SEPTEMBER 30, 1993

     The Company's net loss for the nine months ended September 30, 1994 was $11.5 million ($.27 per share after preferred stock dividends of $3.6 million) compared with net income of $5.2 million ($.08 per share after preferred stock dividends of $.8 million) for the same period of 1993. The loss from operations for the nine months ended September 30, 1994 was $.3 million compared to income from operations of $15.9 million in 1993. The Company's utilization for the nine months ended September 30, 1994 and 1993 was 73% and 84%, respectively.

     Operating revenues are primarily a function of dayrates and utilization. The decrease in operating revenues for the nine months ended September 30, 1994 over the same period in 1993 is primarily due to the decreased utilization of the jackup and semisubmersible fleets. Included in operating revenues for the nine months ended September 30, 1994 is approximately $2.4 million due to the settlement of the loss of hire claim relating to the "JACK BATES" casualty caused by Hurricane Andrew in 1992.


     Despite the decrease in operating revenues, operating expenses for the nine months ended September 30, 1994 increased over the same period in 1993. Included in operating expenses for the nine months ended September 30, 1994 and 1993 is a credit of approximately $1.3 million due to the recognition of the deferred gain on the sale/leaseback of the "SONNY VOSS". Also, included in operating expenses for the nine months ended September 30, 1993 is a credit of approximately $1.2 million due to the recognition of a gain on the "JACK BATES" casualty caused by Hurricane Andrew in 1992. Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues due to the continuation of personnel on board and equipment maintenance when the Company's drilling units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's drilling units and the mix of labor between expatriates and nationals as stipulated in the drilling contracts. Labor costs have increased over the past years primarily due to higher salary levels, inflation and the decline of the U.S. dollar relative to certain foreign currencies of countries where the Company operates. Equipment maintenance expenses fluctuate depending upon the type of activity the drilling unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed in accordance with the Company's preventive maintenance program.

     Interest income increased $1.3 million for the nine months ended September 30, 1994 compared to the same period in 1993 due to interest earned on the increased average outstanding cash and cash equivalents balance due to the proceeds received from the preferred stock offering in July 1993.

     Other, net increased $2.1 million for the nine months ended September 30, 1994 compared to the same period in 1993 primarily due to the recognition of a loss associated with interests in the exploration and production of oil and gas.

     Minority interest for the nine months ended September 30, 1994 was income of $.8 million compared to income of $2.1 million for the same period in 1993 as a result of the Company's increased ownership in Drilling and Drilling incurring smaller losses in the nine months ended September 30, 1994 than in the same period in 1993.


                 THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED
                    TO THREE MONTHS ENDED SEPTEMBER 30, 1993

     The Company's net loss for the three months ended September 30, 1994 was $4.0 million ($.09 per share after preferred stock dividends of $1.2 million) compared with net income of $5.1 million ($.08 per share after preferred stock dividends of $.8 million) for the same period of 1993. Income from operations for the three months ended September 30, 1994 was $.5 million compared to income from operations of $9.0 million in 1993. The Company's utilization for the three months ended September 30, 1994 and 1993 was 74% and 94%, respectively.

     Operating revenues are primarily a function of dayrates and utilization. The decrease in operating revenues for the three months ended September 30, 1994 over the same period in 1993 is primarily due to the decreased utilization of the jackup and semisubmersible fleets.

     Despite the decrease in operating revenues, operating expenses for the three months ended September 30, 1994 remained relatively stable over the same period in 1993. Included in operating expenses for the three months ended September 30, 1994 and 1993 is a credit of approximately $.4 million due to the recognition of the deferred gain on the sale/leaseback of the "SONNY VOSS". Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues due to the continuation of personnel on board and equipment maintenance when the Company's drilling units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's drilling units and the mix of labor between expatriates and nationals as stipulated in the drilling contracts. Labor costs have increased over the past years primarily due to higher salary levels, inflation and the decline of the U.S. dollar relative to certain foreign currencies of countries where the Company operates. Equipment maintenance expenses fluctuate depending upon the type of activity the drilling unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed in accordance with the Company's preventive maintenance program.

     Other, net increased $1.7 million for the three months ended September 30, 1994 compared to the same period in 1993 primarily due to the recognition of a loss associated with interests in the exploration and production of oil and gas.


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

                On January 26, 1993, Kerr-McGee Corporation ("Kerr-McGee") filed an action against the Company and Reading & Bates Drilling Co., a subsidiary of the Company, in the U.S. District Court, Western District of Louisiana. On March 23, 1993, the complaint was amended to add Mobil Oil Exploration & Producing Southeast, Inc. as an additional party plaintiff in this action. In this action the plaintiffs are seeking to recover an unspecified amount for damages to a two well platform and related production equipment, facilities and pipelines, in South Timbalier Island Block 34, allegedly caused by the Company's semisubmersible drilling unit "JACK BATES" (ex "ZANE BARNES") after that drilling unit had been set adrift in the Gulf of Mexico by Hurricane Andrew in August 1992. The Company also has received notice that Tennessee Gas Pipeline Company has asserted a claim with respect to damage to a gas riser pipe and related equipment also located at Kerr-McGee's platform in South Timbalier Island Block
      34. On April 8, 1993, Murphy Exploration & Production Company ("Murphy"), a subsidiary of Murphy Oil Corporation, filed a similar claim in the U. S. District Court, Eastern District of Louisiana, with respect to its 12 well platform located in South Timbalier Island Block 86. The Court granted the Company's motion to transfer and entered an order transferring this case to the U. S. District Court, Western District of Louisiana. The Murphy action was subsequently consolidated with the Kerr-McGee action.

                In August 1994, the Kerr-McGee and Murphy actions were settled without any admission of liability by the Company or the "JACK BATES", and substantially all of the amounts paid in settlement by the Company have been recovered from the Company's insurers and underwriters. The Company is not aware of any other claim that may arise against it as a result of Hurricane Andrew (other than the Tennessee Gas Pipeline Company claim referred to above). The Company believes it has adequate liability insurance to protect the Company and its subsidiary from any material liability that might result from the Tennessee Gas Pipeline Company claim referred to above.

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

         Exhibit 27 - Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)


  Item 6(b). Reports on Form 8-K

             There were 5 Current Reports on Form 8-K filed during the three months ended September 30, 1994. A Current Report on Form 8-K was filed July 19, 1994 disclosing the Company's second quarter 1994 earnings; filed August 9, 1994 disclosing the Supplement No. 3 to the Prospectus dated October 20, 1993 and the contract for the "JACK BATES" with Mobil Petroleum Malaysia Inc.; filed August 10, 1994 disclosing that the Company has entered into a joint venture with F. J. Brown & Associates, Inc. to offer turnkey drilling services; filed September 7, 1994 disclosing that the Company had reached an agreement to purchase certain obligations related to three of its leased rigs; filed September 26, 1994 disclosing the Supplement No. 4 to the Prospectus dated October 20, 1993 and that the Company had purchased a second-generation semisubmersible for the joint venture with DeepTech International, Inc.



                                 SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             READING & BATES CORPORATION



   Date: October 27, 1994                     By /s/T. W. Nagle
                                                 -----------------------
                                                 T. W. Nagle
                                                 Vice President  and Chief
                                                 Financial  Officer




                                 EXHIBIT INDEX
  Exhibit
  Number                Description

  11        Computation  of Earnings  Per  Common  Share, Primary  and  Fully
            Diluted.

  15        Letter re:  unaudited interim financial information.

  27 Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)