Form 10-K
READING & BATES CORP
filed 1995-03-14
CIK 82329

==========================================================================

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-K

     (Mark One)
      __X__  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE
             REQUIRED]
             For the fiscal year ended December 31, 1994
                                OR
      _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from ___________ to
             ___________.

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
   Common Stock, $.05 par value                New York Stock Exchange
                                               Pacific Stock Exchange
   $1.625 Convertible Preferred Stock,
      $1.00 par value                          New York Stock Exchange
                                               Pacific Stock Exchange

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

      Indicate  by  check  mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
               NONAFFILIATES ON FEBRUARY 28, 1995 - $345,064,148

                 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                       ON FEBRUARY 28, 1995 - 59,711,023

                      DOCUMENTS INCORPORATED BY REFERENCE
   1) Proxy Statement for Annual Meeting of Stockholders to be held on May 2, 1995 - Part III


                               TABLE OF CONTENTS



                                     PART I

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders


                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                    PART III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions


                                    PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

Signatures



                  READING & BATES CORPORATION AND SUBSIDIARIES
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                     PART I

   Item 1. Business and Item 2. Properties

   Business Developments

     Reading & Bates Corporation was incorporated in 1955 under the laws of the State of Delaware. Unless the context otherwise indicates, the term "Company" herein refers to the total business conducted by the Company and its subsidiaries.

     The Company provides contract drilling services in major offshore oil and gas producing areas worldwide. The Company began as one of the first offshore contract drillers in 1956, and considers itself one of the most experienced offshore drilling contractors in the world. The Company's active offshore drilling fleet currently consists of ten jack-up drilling units, three fourth-generation and two third-generation semisubmersible drilling units and two drilling tenders. A second-generation semisubmersible was acquired in 1994 for conversion to a floating production unit. However, for an interim period the rig may be deployed as a conventional drilling unit depending upon specific market opportunities. Nine of the Company's jack-up rigs have maximum drilling depth capabilities of 25,000 feet and can operate in water depths of up to 300 feet. The Company's five semisubmersible rigs have maximum drilling depth capabilities ranging from 25,000 to 30,000 feet and maximum water depth capabilities ranging from 1,500 to 4,000 feet (with two rigs capable of upgrades to 6,000 feet and 10,000 feet). The Company's two drilling tenders each have maximum drilling depth capabilities of 20,000 feet and both are capable of mooring in up to 400 feet of water.

     The Company's fleet is internationally diversified. Two of the Company's rigs are located in the Gulf of Mexico. The remainder of the Company's rigs are located in various parts of the world, including in the North Sea and waters offshore Australia, China, Holland, India, Indonesia, Italy, Ivory Coast, Malaysia, Singapore, Tunisia and the United Kingdom.

     On February 28, 1995, the Company announced that it had received an unsolicited merger proposal from Sonat Offshore Drilling Inc. ("Sonat Offshore") providing for the acquisition of 100% of the common stock of the Company for a combination of Sonat Offshore common stock and $100 million in cash. As proposed by Sonat Offshore, the Company's shareholders would, at their election, receive either (i) .357 shares of Sonat Offshore common stock or (ii) $7.50 of cash for each share of the Company. The Company has engaged Morgan Stanley & Co. Incorporated to act as its financial advisor with respect to evaluating the Sonat Offshore proposal.

     See "FINANCIAL CONDITION" under Item 7 for discussions of the purchase of certain notes and interests relating to the three previously leased drilling units "GEORGE H. GALLOWAY", "C.E. THORNTON" and "F.G. McCLINTOCK", the purchase of a second-generation semisubmersible drilling unit "RIG 41" (ex "BENVRACKIE") and the early termination of the operating lease on the "SONNY VOSS".

     In 1994, as part of the Company's strategy of geographic diversification and increasing participation in the fourth-generation semisubmersible sector of the offshore drilling market, the Company increased its ownership in Arcade Drilling AS ("Drilling"), a Norwegian company which owns the fourth-generation semisubmersibles "HENRY GOODRICH" and "SONAT ARCADE FRONTIER". A 1994 transaction, which included the Company selling its entire ownership in Arcade Shipping AS ("Shipping") and purchasing from Shipping its entire ownership in Drilling, increased the Company's ownership in Drilling to 68.1%. As of December 31, 1994, the Company had acquired approximately 73.9% of the outstanding stock of Drilling, at an accumulated cost of approximately $112.3 million. See Note B of Notes to Consolidated Financial Statements and "FINANCIAL CONDITION - Arcade Acquisition".

     Pursuant to an agreement dated August 31, 1991 (the "Standstill Agreement") with Sonat Offshore, which owns approximately 25% of the stock of Drilling, the Company and its affiliates are subject to certain restrictions on engaging in various transactions with Drilling, including transactions with respect to the rigs owned by Drilling and the stock of Drilling (unless, in some cases, the terms are no less favorable to Drilling or to Sonat Offshore than similar transactions with an unaffiliated third party). Such restrictions continue (so far as the Company's obligations are concerned) until the earliest of (i) the date when the Company no longer owns the 46% of Drilling stock previously owned by Shipping, (ii) September 1, 1998, or (iii) the date when Sonat Offshore owns less than 5% of Drilling (the "Standstill Period").

     The Standstill Agreement further provides that during the Standstill Period the Company may not permit Drilling to early terminate certain management agreements (as amended, the "Management Agreements") pursuant to which Sonat Offshore manages the "HENRY GOODRICH" and the "SONAT ARCADE FRONTIER". In return for general management and the marketing of such rigs outside the Norwegian continental shelf, Sonat Offshore receives a variable management fee from Drilling. The Management Agreements expire by their terms in December 1995. One of the Management Agreements has been modified in connection with a drilling contract for the "HENRY GOODRICH" to allow Sonat Offshore to bareboat charter such rig with renewal options up to May 1997, subject to continuation of such drilling contract.

   Business Strategy

     The Company engages in contract drilling in major offshore oil and gas producing areas worldwide. The Company's principal operating strategy is to achieve a high utilization of its fleet by operating in promising areas throughout the world and to earn premium dayrates by concentrating its capabilities in the harsh environment and/or deepwater drilling segments of the market. The Company's emphasis on the harsh environment and/or deepwater segments is also reflected in its recent acquisitions of the capital stock of Drilling. In addition, the Company intends selectively to seek opportunities to manage and/or market rigs owned by third parties.

     The offshore drilling industry is highly competitive. In addition to price, factors such as the quality of a drilling company's fleet, the overseas operating experience of its management and employees, the experience and reputation of its engineering staff, its reputation as a deepwater operator and customer relationships determine a contract drilling company's ability to compete favorably with the many other contractors in the international offshore drilling market. In addition, high utilization of a drilling company's rigs, as compared to the industry average, may enhance its operational capabilities and safety performance by promoting retention of trained personnel and equipment maintenance.

     The Company intends to continue to modernize and expand its fleet, in order to meet with the requirements of competitive conditions and the changing needs of its customers. In this regard, the Company has from time to time in the past engaged in, and currently continues to engage in, preliminary discussions with other industry participants with respect to business combinations that would potentially strengthen its competitive position in the offshore drilling industry. The Company continues to consider the selective acquisition of existing rigs, directly or through business combination transactions. The Company does not currently contemplate entering into arrangements for the construction of any new rigs. However, if the Company were able to enter into a firm drilling contract or contracts of sufficient duration to allow the Company to obtain financing, the Company may under the circumstances consider the construction of a new drilling unit or units.


     The Company is also evaluating various opportunities to expand its activities in the area of floating production facilities, and is reviewing a range of potential floating production projects. These potential projects include the acquisition and/or construction of specific floating production units, the provision of management and other contract services involving floating production facilities, and the establishment of joint ventures or other cooperative arrangements with various third parties. In February 1995, the Company announced that the letter of intent with DeepTech International Inc. to form a new joint venture company to acquire and operate semisubmersible drilling units to be converted for use as floating production systems had been terminated to allow both companies to pursue their floating production system opportunities independently.

     The Company's wholly owned subsidiary, Reading & Bates Development Co., is the General Contractor for the provision of a semisubmersible floating production system for the Liuhua 11-1 Project being jointly developed by Amoco Orient Petroleum Company and China Offshore Oil Nanhai East Corporation in the South China Sea.

   Drilling Contracts, Marketing and Customers

     Rigs are generally employed under individual contracts which extend over a period of time covering either the drilling of a well or wells (a "well-to-well contract") or a stated term (a "term contract"). Contracts for the employment of rigs are most often awarded based on competitive bidding; however, some contracts are the result of negotiations between the drilling contractor and the customer. Most contracts provide for early termination and many provide for extension options exercisable by the customer. The Company's drilling contracts generally provide for payment in U.S. dollars. The Company's drilling contracts also typically provide for compensation on a "daywork" basis, under which the Company receives a fixed amount per day that the rig is operating under contract. Certain of the contracts may allow the Company to recover some or all of its mobilization and demobilization costs associated with moving a rig between contracts, depending on market conditions then prevailing. The dayrate under such daywork contracts is generally lower or not payable when the rig is under tow to or from the drill site (other than field moves) or when operations are suspended because of weather or mechanical problems. Under daywork contracts, the Company generally is responsible for paying the operating expenses of the rig, including wages and the cost of incidental supplies. Although the majority of the Company's contracts are constructed under the traditional "daywork" basis as described above, the Company has participated via a joint venture in "turnkey" contracts. Essentially, a turnkey contract provides for the drilling of a well on a fixed price basis. In 1993, the Company formally established a group of employees to offer turnkey contracts and in 1994 the Company entered into a joint venture with F. J. Brown & Associates, Inc. to offer turnkey services in both the international markets and the U.S. Gulf of Mexico market. So far, the cumulative net results of the Company's turnkey contracts are immaterial in total and insignificant as compared to the Company's operating income from the traditional daywork contracting method. Additionally, the Company's joint venture approach to entering the turnkey market has minimized the Company's overhead costs and capital investment costs, thus somewhat reducing financial risks to the Company. In general, the Company seeks to have a reasonable balance of short- and long-term contracts to minimize the downside impact of a decline in the market, while obtaining the benefit of increasing market prices in a rising market.

     The Company maintains a decentralized organizational system, with foreign regional offices throughout the world. The Company's primary marketing efforts are carried out through these regional offices and its Houston office.

     When the Company's rigs operate in foreign locations, operations are often conducted in conjunction with local companies. Representative of the offshore areas where the Company has arrangements with local companies are Abu Dhabi, Brazil, Brunei, China, India, Indonesia, Korea, Malaysia and Nigeria. The purpose of these arrangements is to draw on the marketing, technical, supply and government relations assistance of local third parties and in some cases to comply with local legal requirements. Typically, the financial terms of these arrangements are such that the third party receives a stated percentage of drilling revenues. Most of the Company's existing arrangements are with third parties with which the Company has had a relationship for ten or more years. The drilling units owned by Drilling are operated under management agreements with Sonat Offshore which terminate in 1995 unless extended as in the case of the "HENRY GOODRICH", as discussed above.

     The Company has a base of customers which includes major and independent foreign and domestic oil and gas companies, as well as foreign state-owned oil companies. During 1994, the Company performed services for approximately 32 different customers.

     The following is a listing of customers from whom the Company received revenues equal to or in excess of ten percent of total operating revenues:

                              1994               1993               1992
                        -----------------  -----------------  -----------------
                               % of Total         % of Total         % of Total
   Customer             Revenue  Revenues  Revenue  Revenues  Revenue  Revenues
   --------             -------  --------  -------  --------  -------  --------
                      (in millions)      (in millions)      (in millions)
Royal Dutch/Shell
 Group and affiliates   $ 35.2    21%      $ 39.6   22%       $ 27.8   18%

AGIP S.p.A. and
 affiliates             $    *     *       $ 37.7   20%       $ 40.9   26%

British Gas Exploration
 and Production Limited
 and affiliates         $    *     *       $ 20.3   11%       $    *   *

--------------------
      *Less than 10%

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

      Financial information by geographic area is furnished in Note L of Notes to Consolidated Financial Statements.

   Rig Descriptions and Utilization Statistics

     Mobile offshore drilling rigs consist of a hull, positioning equipment and drilling equipment. The design of a rig determines the marine environment in which it can operate. The drilling equipment determines the drilling operations which a rig is capable of performing and is principally comprised of hoisting equipment, power plant, fluid handl-ing systems, well control apparatus and a means of rotating the drill string and tubulars. A rig also has living quarters, cranes, a heliport and material storage facilities.

     Although   the  Company's  fleet  consists  of  jack-up   rigs,  semi-
   submersibles and drilling tenders, there are several other types of rigs that compete with the Company's rigs for drilling contracts. The major categories of rigs include the following:

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

                  2. Semisubmersible   Rigs.     Semisubmersible   rigs  are
                     floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that the lower hulls, or pontoons, are below the water surface during drilling operations. The rig is "semi-submerged", remaining afloat, in a position in which the lower hull is about 60-80 feet below the water line and the upper deck protrudes well above the surface. The upper deck is attached to the pontoons with columns. These rigs maintain their position over the well through the use of an anchoring system or computer controlled thruster system. They have lower wave-induced motions than other types of floating units because of their geometry at the water line. Some semisubmersible rigs are designed to work in water depths up to 6,000 feet. Some are self-propelled and move between locations under their own power when afloat on the pontoons; however, most semisubmersible rigs are relocated with the assistance of tugs. Some semisubmersible rigs are capable of operating in the "submersible" mode, sitting on the bottom in water depths of approximately 40 to 50 feet.

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

                  4. Self-Contained Platform  Rigs.   Platform rigs  consist
                     of drilling equipment, power generation machinery and quarters arranged in modular packages which are transported to and assembled, using derrick barges, on fixed offshore platforms provided by the customer. Upon completion of drilling operations, the rig is disassembled and moved to another location. Platform rigs are typically used for development drilling and workover operations. Fixed offshore platforms are steel tower-like structures which stand on the sea floor, with the top portion, or deck, being above the water level and providing the site for the platform rig. Platform rigs are dependent on the availability of derrick barges or other lifting assistance, and transport barges.

                  5. Drilling Tenders.   Drilling  tenders are usually  non-
                     self-propelled barges or semisubmersibles which are moored alongside a platform and contain the quarters, mud pits, mud pumps, power generation, etc. Thus, the only equipment on the platform is the derrick equipment set consisting of the substructure, drillfloor, derrick and drawworks. Drilling tenders allow smaller, less costly platforms to be used for development projects. Self-erecting tenders carry their own derrick equipment set and have a crane capable of erecting it on the platform, thereby eliminating the cost associated with a separate derrick barge and related equipment. Older tenders frequently require the assistance of a derrick barge to erect the derrick equipment set.

                  6. Drillships.     Drillships  are   ships  equipped   for
                     drilling and are typically self-propelled and move from one location to another under their own power. Drillships are positioned over the well through use of either an anchoring system or computer controlled thruster system similar to those used on semisubmersible rigs. Certain drillships are capable of drilling in water depths of more than 6,000 feet. However, drillships normally require water depth of at least 200 feet in order to conduct operations.

     There are several factors that determine the type of rig most suitable for a particular job. The most significant are the marine environment and water depth. Seabed conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, the intended well depth, variable load requirements and well control equipment requirements (i.e. high pressure and high temperature wells) are other factors. Thus, the market tends to be highly segmented and considerable variation in utilization and dayrates often exists for various rigs as a function of their capabilities.

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

                                                  Averages for
                                             Years Ended December 31,
                                     --------------------------------------
                                      1994    1993    1992    1991    1990
                                     ------  ------  ------  ------  ------
Company:
 Jack-Ups
 --------
   Total Rigs                          11      11      11      11      11
   Utilization Rate
     (Operating Method)                69%     84%     71%     89%     80%
 Semisubmersibles(1)
 ----------------
   Total Rigs                           5       5       5       3       3
   Utilization Rate
     (Operating Method)                80%     80%     64%     76%     92%
 Drilling Tenders
 ----------------
   Total Rigs                           2       2       2       2       2
   Utilization Rate
     (Operating Method)               100%    100%    100%     18%     48%

Industry:(2)
 Jack-Ups
 --------
   Total Rigs                         319     323     331     340     345
   Utilization Rate                    78%     82%     71%     76%     78%
 Semisubmersibles
 ----------------
   Total Rigs                         133     134     141     147     145
   Utilization Rate                    74%     76%     73%     81%     77%
 Drilling Tenders
 ----------------
   Total Rigs                          31      31      32      33      36
   Utilization Rate                    70%     77%     80%     74%     67%
   ______________________

    (1) The Company's semisubmersible utilization percentage for 1994 does not include the second-generation semisubmersible
           "RIG 41" (ex "BENVRACKIE").
    (2) Industry averages were calculated from data derived from the Offshore Rig Locator.

     Rig activity, particularly for jack-ups, in the Gulf of Mexico is sensitive to gas prices. In 1991, industry utilization was adversely affected by the low natural gas prices prevailing in the United States. Nonetheless, worldwide utilization rates for 1991 remained flat from 1990 at 77%. The trend in the Gulf of Mexico was reversed beginning in the second half of 1992 primarily due to a strengthening in the price of natural gas. However, due to decreasing activity elsewhere, the worldwide utilization rates slipped to 69% in 1992. The industry then saw an improvement in worldwide utilization rates as they increased to 78% in 1993 and 76% in 1994. In response to changing demand, offshore drilling rigs can be moved from one region to another. The cost of such moves is significant, however, and is weighed against the benefits expected to be derived. The Company normally will not undertake a major mobilization of a drilling unit without its customer agreeing to reimburse the Company for all or a substantial portion of such costs, unless the dayrates in the new area are expected to be sufficient to justify such expenditures.

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

   The Company's Fleet

     At March 1, 1995, fifteen of the Company's seventeen active drilling units were operating or committed under contract. Fourteen of the drilling contracts expire prior to the end of 1995 with one contract extending past 1995. (See Note 7 to the table below regarding the Company's recent acquisition of "RIG 41") The Company's fleet currently operates, to a large extent, pursuant to short-term contracts having anticipated durations of less than one year. The number of rigs working at any given date can fluctuate considerably. No representation can be made with respect to the continuance of current utilization rates, or the length, conditions or terms of any new contracts or commitments.

     The following table sets forth the types of  equipment operated by the
   Company and the locations and status  of such equipment as of   March 1,
   1995.

                            OFFSHORE DRILLING UNITS
                                   Water     Drilling
                        Year       Depth      Depth
 Type and Name       Constructed Capability Capability Location      Status
                                  (expressed in feet)
Jack-Ups
 F. G. McCLINTOCK(1)(5) 1975       300        25,000   Holland      Operating
 D. K. McINTOSH (2)     1978       250        20,000   India        Stacked
 RON TAPPMEYER (2)      1978       300        25,000   Australia    Operating
 C. E. THORNTON (1)(5)  1974       300        25,000   Ivory Coast  Operating
 RANDOLPH YOST (2)      1979       300        25,000   Malaysia     Operating
 D. R. STEWART (2)      1980       300        25,000   Italy        Operating
 HARVEY H. WARD (3)     1981       300        25,000   Australia    Committed(8)
 ROGER W. MOWELL (4)    1982       300        25,000   Italy        Operating
 J. T. ANGEL (4)        1982       300        25,000   Tunisia      Operating
 GEORGE H. GALLOWAY(5)  1985       300        25,000   Gulf of
                                                         Mexico     Stacked
Semisubmersibles
 JIM CUNNINGHAM (4)     1982     1,500        25,000   China        Operating
 M. G. HULME, JR. (2)   1983     2,500        25,000   Gulf of
                                                         Mexico     Operating
 JACK BATES (2)         1986     4,000        30,000   Malaysia     Operating
 HENRY GOODRICH (6)     1985     2,000        30,000   North Sea    Operating
 SONAT ARCADE
     FRONTIER(6)        1987     2,000        25,000   North Sea    Operating
 RIG 41(7)              1976       660        25,000   United
                                                          Kingdom   Cold Stacked
Drilling Tenders
 CHARLEY GRAVES (2)     1975       400        20,000   Malaysia     Operating
 W. D. KENT (2)         1977       400        20,000   Indonesia    Operating

   (1)  The "F.G. McCLINTOCK"  and the "C.E. THORNTON" were upgraded in
        1984 and converted to cantilever with "skid-off" capability.

   (2)  Subject to a first preferred mortgage in favor of Internationale
        Nederlanden Bank N.V.  ("ING Bank").

   (3)  Subject to a first preferred mortgage in favor of Den norske Bank.

   (4)  Subject to a first preferred mortgage in favor of ABC Equipment
        Leasing, Inc. and a second preferred mortgage in favor of ING Bank.

   (5) In the third quarter of 1994, the Company purchased certain notes and interests relating to the lease debt outstanding associated with operating leases of the "GEORGE H. GALLOWAY" and "C.E. THORNTON", and the secured contingent obligations associated with the capital lease of the "F.G. McCLINTOCK". See Note E of Notes to Consolidated
        Financial Statements.

   (6) Drilling unit is owned by Drilling and subject to a first preferred mortgage in favor of The Chase Manhattan Bank, N.A. See Notes B and C of Notes to Consolidated Financial Statements.

   (7) The second-generation semisubmersible "RIG 41" (ex "BENVRACKIE") was purchased by the Company in September 1994 with the intent to contribute the rig to a new joint venture with DeepTech International
        Inc. for conversion to a floating production system. However, it was subsequently agreed by the Company and DeepTech International Inc.
        not to establish the new joint venture and the rig currently remains idle for conversion to a floating production system or deployment, after completion of upgrades, as a conventional drilling unit.

   (8) The Company has received a letter of intent to commence drilling operations in April 1995.

     All but two of the Company's drilling rigs ("D.K. McINTOSH" and "RIG 41") have top drive units which increase the rig's marketability and dayrates. A top drive unit is a drilling tool which allows drilling with 90-foot lengths of drill pipe rather than 30-foot lengths, thus reducing the number of connections. A top drive unit also permits rotation of the drill string while tripping in and out of the hole. These characteristics increase drilling speed and efficiency and reduce the risk of the drill string sticking during operations, especially during the drilling of highly deviated directional wells which are common in development drilling operations.

      The Company's jack-up drilling rigs are capable of drilling to depths of 20,000 to 25,000 feet in water depths ranging between 10 and 300
   feet, depending on the rig.   All but one of the  Company's jack-up rigs
   ("D.K. McINTOSH") have the cantilever feature, which allows the drilling platform to be extended out from the hull of the rig, facilitating operations over existing structures such as well platforms. Nine of the Company's jack-up rigs are independent leg rigs and one is a mat-supported rig.

     The Company's active semisubmersible drilling rigs are capable of drilling to depths of 25,000 feet to 30,000 feet in maximum water depths ranging from 1,500 feet to 4,000 feet. The "JACK BATES", the "SONAT ARCADE FRONTIER" and the "HENRY GOODRICH" are among the most technically advanced "fourth-generation" semisubmersible drilling units in existence. Semisubmersibles are frequently classified into four generations, based primarily on rig capabilities. The fourth-generation classification generally refers to semisubmersibles that have been built since 1984, and have large physical size, harsh environment capability, high variable loads, top drive units, 15,000 psi blowout preventers and superior motion characteristics. There are currently 13 fourth-generation semisubmersibles worldwide. These rigs are the best choice for operators in deepwater and/or harsh environments or for drilling that requires larger variable loads and the ability to handle large pieces of subsea equipment. There are limited markets for this type of rig and a relatively small group of users. The principal markets are the North Sea/Norway, the Gulf of Mexico, the Far East and offshore Brazil.

     The "JACK BATES" was built in 1986. This rig was designed for moored drilling operations, with the assistance of a computer-controlled thruster system, in up to 7,500 feet of water and is currently outfitted for operations in up to 4,000 feet of water. This rig was also specifically designed for operations in harsh marine environments. Its low-heave motion response characteristics reduce the effects of wave motions and thus reduce downtime in harsh environments. Other features of this unit are its mechanized drilling and handling systems, its mooring system and equipment, its payload capabilities and its engineering design characteristics that facilitate upgrades in water depth capabilities at significantly lower expense relative to other semisubmersibles. The "JACK BATES" has a variable load capacity of approximately 6,000 tons. The rig is currently working in Malaysia for Mobil Petroleum Malaysia Inc. through mid-June 1995 and will then mobilize to China to commence a four month drilling contract with Arco China Inc.

     The "SONAT ARCADE FRONTIER" is one of the most modern dynamically-positioned drilling units in existence and is also equipped with a conventional mooring system, enabling it to perform a wide range of drilling assignments. Built in 1987, this rig has a 4,000 ton variable load capacity and is currently capable of drilling high-pressure wells in up to 2,000 feet of water, but can be upgraded to operate in depths of up to 6,000 feet of water. The "SONAT ARCADE FRONTIER" started its first contract in 1991 with Conoco (U.K.) Ltd. in the North Sea and is certified to operate in both the Norwegian and the U.K. sectors of the North Sea. In 1991, the rig also completed operations in the Barents Sea for Conoco Norway and Esso Norge AS, for which it was specially outfitted for temperatures as low as minus 25 degrees Celsius. The rig is currently operating for British Petroleum in the U.K. sector of the North Sea.

     The "HENRY GOODRICH" has a 6,800 ton variable load capacity and can be upgraded to operate in depths of up to 10,000 feet of water, although it is currently outfitted for drilling high-pressure, deep wells in water depths of up to 2,000 feet. Built in 1985, this rig is one of the few drilling units capable of drilling under arctic conditions. The rig has a conventional mooring system and is designed to accept a dynamic positioning system. The "HENRY GOODRICH" is certified to operate in the U.K. sector of the North Sea. The rig is currently operating under a multi-year contract for Shell U.K. Limited in the U.K. sector of the North Sea.

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

     If a semisubmersible vessel is utilized, it is called a floating production unit or system. This unit or system does not provide any storage, and the processed crude oil must be exported either through a pipeline or a floating storage vessel which is, in turn, offloaded by shuttle tankers.

     If a monohull vessel is utilized, it has inherent storage capability and is called a floating production, storage and offloading vessel. These vessels can be spread moored in mild/moderate environments but are turret moored in harsh environments to minimize mooring forces and vessel motion. These vessels normally export processed crude directly to shuttle tankers.

   Turnkey

     Industry sources indicate that in general turnkey contract drilling, especially in the Gulf of Mexico, is a growing market. The number of turnkey wells drilled in the Gulf of Mexico has been increasing for each of the past three years and may continue to grow as more operators reduce their work force size and rely on the operational expertise of experienced drilling contractors to perform what were previously operator duties. In response to this trend, the Company is pursuing opportunities to participate in the turnkey sector of the offshore drilling market. In 1993, the Company formally established a group of employees to offer turnkey contracts and in 1994 the Company entered into a joint venture with F. J. Brown & Associates, Inc. to offer turnkey services in both the international markets and the Gulf of Mexico market.

     A turnkey contract, as opposed to a "daywork" contract, consists of providing the drilling unit as well as all materials and services normally provided by the operator to drill a well to a predetermined depth and hole specification for a fixed price. The concept of a fixed price contract essentially places the operational risk associated with the drilling of a well with the turnkey contractor rather than the operator. Examples of materials and services normally provided by the operator under traditional daywork contracts but provided by the turnkey contractor under the turnkey fixed charge contract include provision of well site supervision, directional services, well-bore casings, drilling fluids, supply vessels, helicopters, cementing services, mud logging services, electric logging services, shore base facilities, and diving services, etc.

   Industry Conditions and Competition

     The financial performance of the offshore contract drilling industry, domestically and abroad, is dependent upon the exploration and production programs of oil and gas producers. These programs are substantially influenced by producing companies' financial planning, demand for and price of oil and natural gas, exploration success, restrictions and incentives relative to exploration and production imposed by governmental authorities controlling offshore production areas and economic conditions in general. A dramatic decline in demand for offshore drilling services began in 1985. This decline reflected the effects of lower earnings of oil and gas producers and the unstable oil and gas price environment. As a result, the entire offshore drilling industry experienced lower dayrates and associated earnings. Demand for drilling services turned upward in the latter part of 1987. This upward trend continued through 1990 but conditions deteriorated in 1991 and 1992, primarily as a result of depressed conditions in the Gulf of Mexico. However, as U.S. natural gas prices increased in late 1992, conditions in the Gulf of Mexico improved and continued to improve throughout most of 1993. Overall industry conditions improved in 1993 from 1992, as industry utilization increased. Industry utilization for 1994 has remained essentially flat as compared to 1993. As 1994 ended, market conditions in the Gulf of Mexico, primarily for jack-ups, had again begun to deteriorate due to a weakening price for natural gas. Deeper water drilling demand, which is more driven by the price of oil has not been affected.

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

     The offshore contract drilling market is highly competitive and no one competitor is dominant. There are approximately 92 competitors in the offshore drilling industry deploying approximately 500 rigs around the world. The supply of such equipment has, since 1982, substantially exceeded demand. The result has been a prolonged period of intense price competition during which many rigs have been idle for long periods of time. Consequently, some drilling contractors have gone out of business, sought protection under the bankruptcy laws or consolidated with other contractors. Notwithstanding these events, the industry remains highly fragmented and competitive. The Company believes that competition for drilling contracts will continue to be intense for the foreseeable future. Certain of the Company's competitors are larger and have greater financial resources than the Company, which may enable them to better withstand industry downturns, to compete on the basis of dayrates, or to build new rigs or acquire existing rigs that become available for purchase.

     The harsh environment or deepwater capabilities of the Company's fourth-generation semisubmersibles and the versatility of its nine 300 foot cantilever jack-up rigs, the geographical dispersion of the Company's rigs throughout the world and its experienced drilling personnel are positive elements in the pursuit of the Company's strategy and have enabled the Company to maintain a relatively strong competitive position in the industry. Further, the Company believes that the reputation for quality equipment, performance and safety it has built over the past four decades compares favorably with many of its competitors.

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

   Employees

     At January 31, 1995, the Company had approximately 1,500 employees. Although a shortage of trained labor would be likely if demand for contract drilling services, including those performed by the Company, rapidly increases, management believes the effects upon the Company would be mitigated as a result of the manner in which it reduced its work force in response to declines during the recent downturn in industry drilling activity. Specifically, the Company followed a practice of laying off less experienced, lower-level employees before others. The Company does not consider a possibility of a shortage of qualified personnel currently to be a factor in its business due to depressed industry conditions. Retention might become more difficult without significant increases in compensation, however, if demand for contract drilling services, including those performed by the Company, increases rapidly. The Company does not have any material collective bargaining agreements.

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

     In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of the Company, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of the Company's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and the Company against any liability Reading & Bates Coal Co. might incur as the result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against the Company and a wholly owned subsidiary of Reading & Bates Coal Co., Caymen Coal, Inc. (former owner of the Company's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill personally (former President of Reading & Bates Coal Co.), three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50 million and punitive damages of $50 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988.
   Subsequently,  the  court  entered  an order  dismissing  the  Company's indirect subsidiary. The Company intends to defend its interests vigorously and believes the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and that it will prevail in this litigation.

     The Company is involved in these and various other legal actions arising in the normal course of business. After taking into consideration the evaluation of such actions by counsel for the Company, management is of the opinion that outcome of known claims and litigation will not have a material adverse effect on the Company's business or consolidated financial position or results of operations. See Note E of Notes to Consolidated Financial Statements.

   Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 1994.

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

                                          Positions and Offices
   Name and Age                    Presently Held with the Registrant
   ------------                    ----------------------------------
 P. B. Loyd, Jr., 48 (1)         Chairman, Director, President and Chief
                                    Executive Officer
 C. K. Rhein, Jr., 42 (2)        Vice Chairman and Director
 W. K. Hillin, 53 (3)            Senior Vice President, General Counsel and
                                    Secretary
 T. W. Nagle, 44 (4)             Vice President and Chief Financial Officer
 L. E. Voss, Jr., 55 (5)         Vice President - Operations
 C. R. Ofner, 49 (6)             Vice President - Business Development
 D. L. McIntire, 57 (7)          Vice President - Human Resources

----------------

   (1)  Mr.  Loyd was  named  President for  the  Company in  October  1993,
        Chairman  and Chief Executive Officer  for the Company  in June 1991
        and  has  been  a Director  since  April  1991.   Mr.  Loyd controls
        Greenwing Investments, Inc., a  stockholder of the Company,  and has been President  of Loyd &  Associates, Inc., a  financial consulting
        firm, since  1989.   Mr.  Loyd was  Chief  Executive Officer  and  a
        Director of Chiles-Alexander International, Inc. from 1987 to  1989,
        President and a Director of Griffin-Alexander Drilling Company  from
        1984  to 1987  and prior  to that,  a Director  and  Chief Financial
        Officer  of  Houston  Offshore  International,  all  of  which   are
        companies in the offshore drilling industry.

   (2)  Mr. Rhein was named Vice  Chairman for the Company in June  1991 and
        has  been a  Director since  April 1991.   Mr.  Rhein has  also been
        President, Chief Executive Officer and Director of Danielson Holding
        Corporation, a financial services holding company, since 1990, and a
        Director of National  American Insurance Company  of California,  an
        insurance company, since 1987.  Since  1987, he has been a  Managing
        Director  of  Whitman Heffernan  Rhein &  Co.,  Inc., and  a general partner  of  WHR Management  Company,  L.P.,  which manages  various partnerships  which are stockholders of the Company.  Prior to April
        1, 1987, he was a partner  in the law firm of Anderson  Kill Olick &
        Oshinsky, P.C.

   (3)  Mr. Hillin  was named Vice  President -  Legal for  Reading &  Bates
        Drilling  Co. ("RBDC"), a wholly owned subsidiary of the Company, in
        1978.  In March  1986 he was named  Vice President - Legal with  the
        Company, was appointed Vice President - Finance and Legal in January
        1988,  was   appointed  Senior   Vice   President  -   Finance   and
        Administration  in November 1988 and in July 1990 was also appointed
        General  Counsel and  Secretary.   He was  appointed to  his present
        position with the Company in August 1991.

   (4) Mr. Nagle was named Director - Finance and Administration for RBDC in June 1985. In January 1989, he was named Director - Business
        Development for the Company.  In April 1990, he was named Director -
        Support Services for RBDC. He was appointed to his present position with the Company in August 1991.

   (5)  Mr. Voss was named Vice President - Operations Far East  for RBDC in
        March 1982 and Vice President  and General Manager - North and South
        America for RBDC in January  1987.  In April 1988, he  was appointed
        Vice President  and  General  Manager  -  Worldwide  Operations  and
        Engineering and was appointed Senior Vice President -  Operations in
        April  1990.   He was  appointed  to his  present position  with the
        Company in August  1991 and was appointed  President of RBDC in  May
        1992.

   (6)  Mr. Ofner was  named Vice President and General  Manager for RBDC in
        January 1987.  In  April 1988, he was  appointed Vice President  and
        Regional Manager and was appointed Senior Vice President - Sales and
        Marketing in April 1990. He was appointed to his present position with the Company in August 1991.

   (7)  Mr. McIntire was named Director -  Human Resources for RBDC in April
        1986,  Manager - Personnel Operations in January 1989 and Director -
        Human Resources  for the Company in January 1990.   He was appointed
        to his present position with the Company in August 1991.

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

                            1994              1993
                         ------------     ------------
            Quarter      High    Low      High    Low
            -------      ----   -----     ----   -----
            First        7 3/4  5 3/8      8      4
            Second       7 1/4  5 3/8      8 5/8  6 3/8
            Third        7 1/4  5 5/8     10 5/8  6 1/8
            Fourth       7      5 1/2     10 3/8  6 1/4

     There were approximately 5,990 holders of record of the Company's Common Stock as of February 28, 1995.

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

     As a result of the Company's recapitalization in 1991, all of the Company's outstanding Non-voting Convertible Class B Common Stock (the "Class B Stock") was converted into Common Stock and at the Company's 1994 Annual Meeting, the stockholders approved a proposal to amend the Company's Charter to delete the Class B Stock in its entirety.



Item 6. Selected Financial Data

                   READING & BATES CORPORATION
                         AND SUBSIDIARIES

             (in thousands except per share amounts)

                                        Years Ended December 31,
                         -----------------------------------------------------
                            1994       1993       1992      1991(1)    1990(2)
                         ---------  ---------  ---------  ---------  ---------
Operating revenues (3)   $ 169,058  $ 183,752  $ 156,659  $ 126,800  $ 113,015
                         =========  =========  =========  =========  =========
Income (loss) from
 continuing operations   $ (17,146) $   4,656  $   3,402  $ (17,385) $ (53,831)
                         =========  =========  =========  =========  =========
Income from discontinued
 operations              $       -  $       -  $       -  $   2,156  $     518
                         =========  =========  =========  =========  =========
Cumulative effect and
 extraordinary item (4)  $       -  $       -  $       -  $ (15,135) $   2,899
                         =========  =========  =========  =========  =========

Net income (loss)        $ (17,146) $   4,656  $   3,402  $ (30,364) $ (50,414)

Dividends on
 preferred stock             4,859      2,052          -          -          -

Accretion in redemption
 price of redeemable
 stocks                          -          -      5,275      1,862          -
                         ---------  ---------  ---------  ---------  ---------
Net income (loss)
 applicable to
 common stockholders     $ (22,005) $   2,604  $  (1,873) $ (32,226) $ (50,414)
                         =========  =========  =========  =========  =========
Income (loss) from
 continuing operations
 per share (5)           $    (.39) $     .05  $    (.04) $    (.51) $   (7.26)
                         =========  =========  =========  =========  =========
Income from
 discontinued operations
 per share (5)           $       -  $       -  $       -  $     .06  $     .07
                         =========  =========  =========  =========  =========
Cumulative effect and
 extraordinary item
 per share (4)(5)        $       -  $       -  $       -  $    (.40) $     .39
                         =========  =========  =========  =========  =========
Net income (loss)
 per share (5)           $    (.39) $     .05  $    (.04) $    (.85) $   (6.80)
                         =========  =========  =========  =========  =========

Total assets             $ 586,063  $ 612,474  $ 614,628  $ 443,521  $ 384,561
                         =========  =========  =========  =========  =========
Long-term obligations
 (including current
 portion) and
 redeemable stocks       $ 126,036  $ 116,796  $ 143,385  $  95,510  $ 327,470
                         =========  =========  =========  =========  =========
Dividends on
 Common Stock            $       -  $       -  $       -  $       -  $       -
                         =========  =========  =========  =========  =========

  (1)   The Company's financial position at December 31,  1991
        and the  net loss  for the  year then  ended reflect a
        recapitalization and  related quasi-reorganization  of
        the Company in 1991.

  (2)   Restated for discontinued operations.

  (3)   Certain amounts  prior to 1991  have been reclassified
        for comparative purposes.   Such reclassifications had
        no effect  on the  net loss  or the  overall financial
        condition of the Company.

  (4)   Year ended  December 31, 1991  includes a  $18,860,000
        expense  ($.50  per share)  for  cumulative  effect of
        change in accounting principle.

  (5) Years prior to 1992 have been restated to reflect the one-for-five reverse stock split on October 2, 1992.


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              FINANCIAL CONDITION


   Arcade Acquisition

     In June 1994, the Company completed a transaction which increased its direct ownership in Drilling and sold its entire ownership in Shipping. The transaction consisted of the Company selling its entire 82.6% ownership in Shipping for approximately $27.8 million, purchasing from Shipping its entire 46.2% ownership in Drilling and equity securities in Dragon Oil for approximately $45.4 million and Shipping repaying a loan of approximately $12.9 million to the Company. This transaction resulted in a net cash outflow of $4.7 million. Also in September 1994, the Company purchased an additional 5.7% of Drilling's outstanding shares pursuant to a mandatory tender offer in Norway required by the Oslo Stock Exchange. As of December 31, 1994, the Company's direct ownership in Drilling was 73.9%. See Note B of Notes to Consolidated Financial Statements.

   Purchase of Leased Debt

     In the third quarter of 1994, the Company purchased certain notes and interests relating to the lease debt outstanding associated with the operating leases of the drilling units "GEORGE H. GALLOWAY" and "C.E. THORNTON", and the secured contingent obligations associated with the capital lease of the "F.G. McCLINTOCK". Total consideration for the transaction was approximately $36.5 million which consisted of the Company paying cash of approximately $12.2 million and issuing 4,230,235 shares of the Company's Common Stock, par value $.05 per share, totalling approximately $24.3 million at then prevailing stock prices. In October 1994, the Company filed a shelf registration registering such shares (see "Shelf Registration" below). See Note E of Notes to Consolidated Financial Statements.

   Sale/Leaseback of the "SONNY VOSS"

     In March 1992, the Company entered into a sale/leaseback of the "SONNY VOSS". Proceeds received of $27.7 million resulted in a gain of $6.3 million which was deferred and was being amortized over the lease term. In December 1994, for a fee of $.5 million, the Company negotiated an early release from all of its remaining lease obligations with respect to the "SONNY VOSS". Such lease obligations were scheduled to have expired in September 1995 and the net effect of the early release on the Company's results of operations was a gain of $.5 million recognized as a reduction of operating expenses in the fourth quarter of 1994. See Note E of Notes to Consolidated Financial Statements.

   Purchase of Second-Generation Semisubmersible

     In September 1994, the Company purchased the second-generation semisubmersible "RIG 41" (ex "BENVRACKIE") with the intent to contribute the drilling unit to a new joint venture with DeepTech International Inc. The objective of the new joint venture company was to acquire and operate semisubmersible drilling units to be converted for use as floating production systems. However, it was subsequently agreed by the Company and DeepTech International Inc. not to establish the new joint venture and the rig currently remains idle for conversion to a floating production system or deployment, after completion of upgrades, as a conventional drilling unit.

   Income Tax Refund

     In August 1992, the Company received cash of $14.2 million and recognized interest income of $10.6 million and income tax benefits of $1.9 million, net of $1.7 million of income tax benefits that had been previously recognized. The Company's consolidated federal tax returns for the tax years from September 30, 1974 to December 31, 1981 were then examined by the Internal Revenue Service (the "IRS"). The Joint
   Committee on Taxation approved a settlement agreement between the Company and the IRS for those years which provided the Company with such tax refund. See Note G of Notes to Consolidated Financial Statements.

   Public Offerings

     In October 1992, the Company completed a public offering (the "1992 Offering") of 8 million shares of its Common Stock (including shares issued pursuant to an underwriter's over-allotment) pursuant to which the Company raised gross proceeds of approximately $40 million in cash (net proceeds of approximately $38.1 million). The proceeds were utilized to repurchase 272,123 shares of Common Stock issued in the settlement of the Company's Supplemental Executive Retirement Plan obligation and 3,102,857 shares of Common Stock issued in a private placement in 1991 and accounted for as Common Stock Subject to Redemption in the Company's financial statements and for general corporate purposes. See Note H of Notes to Consolidated Financial Statements.

     In July 1993, the Company effected a public offering (the "1993 Offering") of 2,990,000 shares of $1.625 Convertible Preferred Stock, par value $1.00 per share (the "Preferred Stock"), pursuant to which the Company raised gross proceeds of approximately $74.7 million in cash (net proceeds of approximately $71.2 million). The proceeds were utilized to repay indebtedness under Facilities F and the then current outstanding balance of Facility C, both under the ING Facility, approximately $11.6 million and $5.5 million, respectively. See "LIQUIDITY AND CAPITAL RESOURCES - ING Facility". The remaining proceeds were used by the Company for working capital and general corporate purposes. The Preferred Stock is convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion rate of 2.899 shares of Common Stock for each share of Preferred Stock (equivalent to a conversion price of $8.625 per share of Common Stock), subject to adjustment in certain events. Annual dividends are $1.625 per share and are cumulative and are payable quarterly commencing September 30, 1993. The Preferred Stock is redeemable at any time on and after September 30, 1996, at the option of the Company, in whole or in part, at a redemption price of $26.1375 per share, and thereafter at prices decreasing ratably annually to $25.00 per share on and after September 30, 2003, plus accrued and unpaid dividends. The holders of the Preferred Stock do not have any voting rights, except as required by applicable law, and except that, among other things, whenever accrued and unpaid dividends on the Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Preferred Stock, the holders of the Preferred Stock will be entitled to elect two directors to the Board until the dividend arrearage has been paid in full. The term of office of all directors so elected will terminate immediately upon such payment. The Preferred Stock has a liquidation preference of $25.00 per share, plus accrued and unpaid dividends. The Company has declared and paid all cumulative dividends accrued on the Preferred Stock through December 31, 1994.

   Shelf Registration

     In October 1994, the Company filed a shelf registration registering the 4,230,235 shares of the Company's Common Stock issued for the purchase of the leased rigs as discussed above. Pursuant to the terms of agreements governing the issuance of such shares and a registration rights agreement among the Company and certain other holders of the Company's Common Stock, as currently in effect, the Company is required to maintain continuously effective shelf registration statements with respect to approximately 26 million shares of its Common Stock (including the 4,230,235 shares referred to above) until the earlier to occur of (i) the sale of such shares by the holders thereof or (ii) August 1, 1996 (in the case of approximately 21.7 million shares) or September 14, 1996 (in the case of the 4,230,235 shares referred to above).

   Reverse Stock Split

     On October 2, 1992, the Company effected a one-for-five reverse stock split of the Common Stock. All share and per share amounts have been restated. See Note H of Notes to Consolidated Financial Statements.

   Miscellaneous

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

     Included in the Company's 1992 results of operations is a net loss of approximately $1.2 million on foreign currency transactions. Such loss was primarily due to a settlement by Drilling of unhedged monetary assets, related to an isolated 1992 financing transaction, which was denominated in a currency other than the U.S. dollar.

     For a discussion of certain legal proceedings see Part I, Item 3.


                        LIQUIDITY AND CAPITAL RESOURCES

   Liquidity

     Cash provided by operating activities during 1994 amounted to approximately $30.8 million, an increase of $4.3 million from 1993. Cash provided by operating activities during 1993 amounted to approximately $26.5 million, a decrease of $11.1 million from 1992.

     Cash used in investing activities was $48.8 million in 1994 compared to $29.4 million in 1993. During 1994, the Company used $10.7 million to purchase additional shares in Drilling and $38.4 million to purchase property and equipment, such as the purchase of certain notes and interests relating to the lease debt outstanding associated with the operating leases of the drilling units "GEORGE H. GALLOWAY" and "C. E. THORNTON" and the secured contingent obligations associated with the capital lease of the drilling unit "F. G. McCLINTOCK", and the purchase of the second-generation semisubmersible drilling unit "RIG 41" (ex "BENVRACKIE"). Since the first quarter of 1992, the Company has consolidated the results of Drilling, which resulted in an increase in cash of $47.3 million (which is subject to restrictions on availability as described below under "Drilling"). Also, in March 1992, the Company entered into a sale/leaseback transaction of the "SONNY VOSS" drilling unit that provided approximately $27.7 million of cash. See "FINANCIAL CONDITION".

     Cash used in financing activities was $20 million in 1994 compared to cash provided by financing activities of $30.1 million in 1993. During 1994, the Company made principal payments of $24.6 million, paid Preferred Stock dividends of $4.9 million and received $9.5 million from the ING Facility. During 1993, the Company received $71.2 million of net proceeds from the 1993 Offering, received $11.6 million from the ING Facility and made principal payments of $50.6 million and paid dividends of $2.1 million on the Preferred Stock. During 1992, the Company made principal payments of $34.8 million, repurchased and retired Common Stock Subject to Redemption (issued in a private placement in 1991) using $35.7 million and received $38.1 million net proceeds from the
   1992 Offering.   See "FINANCIAL CONDITION".

     Liquidity of the Company should be considered in light of the significant fluctuations in demand experienced by drilling contractors as rapid changes in oil and gas producers' expectations and budgets occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. Despite continued weakness in the offshore drilling business, the Company's management currently expects that its cash flow from operations, in combination with cash on hand and other sources, including short-term loans, debt rescheduling, new debt, new equity, asset disposals and/or by delaying a portion of planned capital or other expenditures, will be sufficient to satisfy the Company's 1995 working capital needs, dividends on Preferred Stock, planned investments, capital expenditures, debt and other payment obligations. In view of the Company's debt repayment schedule for 1995, amounting in the aggregate to $45.1 million (including that of Drilling), the Company expects certain debt rescheduling and/or other financing will likely be required in 1995. Management is constantly evaluating alternatives available to the Company and believes that sufficient flexibility exists to meet any liquidity shortfalls.

     At  December   31,  1994,   approximately  $18.3   million  of   total
   consolidated cash and cash equivalents of $42.3 million were restricted from the Company's use outside of Drilling's activities.

   Capital Expenditures and Deferred Charges

     Planned capital expenditures and deferred charges (including mobilization, demobilization and contract preparation costs not recoverable from the Company's customers or claim proceeds from insurance underwriters) for 1995 are expected to aggregate approximately $27.5 million principally for upgrades or replacement of equipment either to fulfill obligations under existing contracts or to improve the marketability of certain of the Company's drilling units and for mobilization of the Company's drilling units between drilling sites. The Company anticipates that such capital expenditures will be funded through cash provided by operations and/or new financing. Certain projects currently being considered by the Company would require, if they materialize, capital expenditures or other cash requirements not included in the above estimate. In addition to planned capital expenditures referred to above, the Company will also continue to review acquisitions of drilling units from time to time and will also consider further investments in floating production equipment. See "Item 1. Business - Business Strategy".

   ING Facility

     The   Company's  principal   credit  facility   agreement  (the   "ING
   Facility") with ING Bank currently consists of four facilities, "Facility A", "Facility C", "Facility D" and "Facility E". A fifth credit facility ("Facility F") was both created and repaid during 1993. Facility A is in the form of a term loan with an original balance of $30 million. Principal payments which commenced on June 30, 1993 consist of eight equal semiannual installments of $3.75 million with interest payments at a varying rate equal to the 6 month London Interbank Offered Rate ("LIBOR") (7% at December 31, 1994) plus 1.5%. Facilities C, D & E consist of $30 million of working capital financing. Facility C is in the form of an overdraft account, available until August 1, 1995, up to a maximum of $15 million ($12.2 million was utilized as of December 31, 1994). Interest on amounts outstanding under Facility C is paid quarterly at the prime rate of Citibank, N.A. (8.5% as of December 31, 1994) plus 1.25%. Facility D is in the form of a $5 million long-term letter of credit which collateralizes a $15 million note payable relating to the "HARVEY H. WARD" drilling unit. Facility E is in the form of short-term letters of credit aggregating $10 million, which support bid, performance and other bonds needed by the Company in the ordinary course of its business. Facility F con-sisted of a revolving credit facility in an amount not to exceed $15.5 million, for the purchase of shares of Shipping and Drilling. In March 1993, the Company received approximately $11.6 million from Facility F and in July 1993 the Company repaid Facility F from proceeds from the 1993 Offering. In addition, a seperate facility ("Facility B") provided by ING Bank is in the form of a term loan with an original balance of $45 million. Principal payments which commence on June 30, 1993 consist of nine equal semiannual installments of approximately $4.4 million and a final installment of $5.2 million. Interest is payable quarterly at the 3 month LIBOR (6.5% at December 31, 1994) plus 1.9375%. Facility B is the result of ING Bank acquiring, in June 1991, certain interests in two promissory notes issued in connection with the previous sale and leaseback to the Company of the "C.E. THORNTON" and the "GEORGE H. GALLOWAY" drilling units. The present value of the Company's obligations under such operating leases at such date amounted to approximately $45 million. Also, in August 1993, ING Bank agreed to provide a temporary $10 million letter of credit facility, available until June 30, 1997, to cover import duties for drilling equipment in Indonesia. See Notes C, D, E and F of Notes to Consolidated Financial Statements.

     Substantially all of the Company's assets that do not serve as collateral for other obligations of the Company collateralize the ING Facility. Also, the Company has pledged to ING Bank all of its shares of Drilling to collateralize the Company's obligations to ING Bank under the ING Facility. The terms of the as currently amended and in effect ING Facility, among other things (i) require the Company to meet certain financial covenants, (ii) prohibit the encumbrance of the Company's assets, (iii) restrict the declaration or payment of dividends by the Company to not more than 50% of cumulative net income from the date of the first drawdown under the ING Facility, (iv) prohibit the Company from engaging in any merger or consolidation or the sale of all or substantially all of its assets or the acquisition of all or substantially all of the assets of any entity, (v) prohibit the Company from incurring indebtedness (with certain exceptions including unsecured debt subordinated to the ING Facility), (vi) prohibit the Company from creating or acquiring new subsidiaries, (vii) prohibit the Company from prepaying indebtedness other than to ING Bank, (viii) prohibit the sale, transfer or assignment of any of the rigs serving as collateral in the ING Facility or any other material asset of the Company or any of the subsidiaries named as borrowers under the ING Facility and (ix) restrict the Company's ability to advance funds to or guarantee obligations. It is also an event of default under the ING Facility if there should occur a material adverse change in the financial or business condition of the Company or certain of its subsidiaries. Thus, the Company has very limited means of securing additional working capital through additional borrowings or credit facilities without the consent of ING Bank. The Company did not meet the fixed charge covenant for 1994 and has received a waiver for such covenant from ING Bank. At the present time the Company anticipates that it will meet all of such covenants or obtain necessary waivers for 1995. The ability of the Company to meet all of its financial covenants under the ING Facility on an ongoing basis or obtain waivers in the future will be subject to economic conditions then prevailing in the offshore drilling industry and the Company's relative performance.

   Drilling

     As of December 31, 1994, Drilling had a $52.5 million term loan payable to The Chase Manhattan Bank, N.A. as agent for a syndicate of banks (including itself). The adjusted payment terms of this bank obligation currently provide for repayment of principal in 17 semiannual installments which commenced in August 1991. The Company has not guaranteed repayment of such obligation. Drilling has also entered into an interest rate swap agreement, which is combined with the bank credit facility for payment purposes (as set forth below). The swap agreement terminates in August 1996 and the notional principal swapped amount will have been reduced on a semiannual basis to $30.6 million at that time. At December 31, 1994, the notional principal amount of $38.1 million bears interest at 10.69% and the remaining principal amount bears interest at the 6 month LIBOR (7% at December 31, 1994) plus 1.875%. The loan is collateralized by the drilling units "HENRY GOODRICH" and "SONAT ARCADE FRONTIER". The loan agreement requires Drilling to meet certain financial conditions, including maintaining current assets of at least twice the level of current liabilities and liquid assets of at least $10 million, maintaining a ratio of operating cash flow (including actual and projected cash flows) to interest charges of at least 1.75 to 1 and maintaining a ratio of total liabilities to tangible net worth of no more than 1 to 1. Additionally, the loan agreement (i) restricts the payment of dividends by Drilling to not more than 50% of net earnings after tax per year, (ii) prohibits Drilling from making loans, granting credit, giving any guarantee or indemnity to or for the benefit of any other person or assuming any liability with respect to any obligation of any other person, (iii) prohibits Drilling from engaging in any merger or consolidation and (iv) prohibits the encumbrance of Drilling's assets or the sale of such assets other than at fair market value, in each case without the prior written consent of the banks party to the loan agreement holding a majority of the outstanding balance. It is also an event of default if there should occur a material adverse change in the financial or business condition of Drilling. Pursuant to a series of waivers, for the period from May 1, 1992 to May 1, 1993, the bank syndicate waived the requirement that Drilling comply with the actual operating cash flow ratio covenant. For the period from January 1, 1992, to April 30, 1993, the bank syndicate waived the requirement that Drilling comply with the projected operating cash flow ratio covenant. In connection with the most recent waiver, Drilling was required to pay on April 30, 1993 (i) a fee to the bank syndicate of approximately $.1 million and (ii) the last two semiannual installments (totalling $8 million). In addition, the interest rate was increased to LIBOR plus 1.875% for the remainder of the loan. Since May 1, 1993, Drilling has not requested any additional waivers. Drilling expects to meet its repayment obligations under the facility through cash flow generated from operations and current working capital. At December 31, 1994, Drilling held $18.3 million in cash and cash equivalents available to satisfy such obligations, but otherwise subject to the restrictions on use of such cash and cash equivalents set out in such loan agreement. The ability of Drilling to meet all of its financial covenants under its obligations on an ongoing basis or obtain waivers thereof in the future will be subject to economic conditions then prevailing in the offshore drilling industry and Drilling's relative performance. See Note C of Notes to Consolidated Financial Statements.

                             RESULTS OF OPERATIONS

     The Company reported a net loss for 1994 of $17.1 million ($.39 loss per share after preferred stock dividends of $4.9 million), compared to net income of $4.7 million ($.05 earnings per share after preferred stock dividends of $2.1 million) for 1993 and net income of $3.4 million ($.04 loss per share after $5.3 million of accretion in redemption price of redeemable stocks) for 1992.

                                           Years Ended December 31,
                                      ---------------------------------
                                         1994        1993        1992
                                      ---------   ---------   ---------
   Operating Revenues (in thousands)  $ 169,058   $ 183,752   $ 156,659
                                      =========   =========   =========

     Operating revenues are primarily a function of dayrates and utilization. The $14.7 million decrease in 1994 over 1993 is primarily due to the decreased utilization of the jack-up and fourth-generation semisubmersible fleets. The $27.1 million increase in 1993 over 1992 is primarily due to the increased utilization of the semisubmersible and jack-up fleets.

     Drilling unit utilization measured in terms of the number of days the units were earning revenues to the total days the units were owned or leased by the Company (the operating method) for the years ended December 31, 1994, 1993 and 1992 is shown below by class:

                                                   Years Ended
            Drilling Unit Utilization              December 31,
            -------------------------            ----------------
                                                 1994  1993  1992
                                                 ----  ----  ----
        Jack-Ups . . . . . . . . . . . . . .      69%   84%   71%
        Fourth-Generation Semisubmersibles .      76%   82%   64%
        Third-Generation Semisubmersibles. .      85%   78%   63%
        Drilling Tenders . . . . . . . . . .     100%  100%  100%
        Total Fleet  . . . . . . . . . . .        75%   85%   72%

     The utilization trends experienced by the Company are generally consistent with those experienced by the industry.

     Average dayrates for the Company's drilling units for the years ended December 31, 1994, 1993 and 1992 are shown below by class (in thousands):

                                                    Years Ended
       Average Dayrates                             December 31,
       ----------------                         --------------------
                                                 1994   1993   1992
                                                ------ ------ ------
       Jack-Ups  . . . . . . . . . . . . . .     $24.4  $24.6  $28.3
       Fourth-Generation Semisubmersibles  .      59.2   63.7   51.9
       Third-Generation Semisubmersibles . .      32.7   29.6   30.5
       Drilling Tenders  . . . . . . . . . .      29.4   26.9   26.3
       Total Fleet . . . . . . . . . . . . .      32.0   31.7   31.7

                                                     Year Ended December 31,
                                                -------------------------------
                                                   1994       1993      1992
                                                ---------  ---------  ---------
  Operating Expenses (in thousands) . . . . . . $ 122,981  $ 117,596  $ 114,010
                                                =========  =========  =========
  Operating Expenses as Percentage of Revenues.     72.7%      64.0%      72.8%
                                                ========   ========   ========

     Operating expenses as a percentage of revenues increased by 8.7% in 1994 compared to 1993 due to decreased revenues as well as increased operating costs in Australia and overall equipment maintenance costs.

     Included in operating expenses for 1994 is a credit of approximately $3.1 million due to the recognition of the remaining deferred gain on the sale/leaseback of the "SONNY VOSS" as the Company was prematurely released from its lease obligation.

     Included in operating expenses for 1993 is a credit of approximately $1.8 million due to the recognition of the deferred gain on the sale/leaseback of the "SONNY VOSS" and a credit of approximately $1.2 million due to the recognition of a gain on the "JACK BATES" casualty caused by Hurricane Andrew in 1992.

     Included in operating expenses for 1992 is a credit for approximately $1.4 million due to the recognition of the deferred gain on the sale/leaseback of the "SONNY VOSS" and a credit of approximately $3.8 million due to the recognition of a gain on the "W.D. KENT" crane casualty in 1991.

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

                                                  Years Ended December 31,
                                               ----------------------------
                                                 1994      1993      1992
                                               --------  --------  --------
 Depreciation and Amortization (in thousands)  $ 28,909  $ 29,758  $ 32,978
                                               ========  ========  ========

     Depreciation and amortization expense decreased $.8 million in 1994 compared to 1993.

     Depreciation and amortization expense decreased $3.2 million in 1993 compared to 1992 despite an increase in fleet utilization. The decrease is primarily due to a change in the estimated useful lives of the fourth-generation semisubmersible fleet from an average 16 years to 25 years which resulted in a decrease in depreciation expense of approximately $6.8 million for the year ended December 31, 1993. This change was made to reflect the estimated period during which such assets will remain in service.

                                              Years Ended December 31,
                                             ----------------------------
                                                1994     1993      1992
                                             --------  --------  --------
   General and Administrative
      Expenses (in thousands). . . . . . .   $ 17,993  $ 18,086  $ 16,834
                                             ========  ========  ========

     General and administrative expenses increased $1 million in 1994 compared to 1993 after adjusting 1993 by $1.1 million of termination benefits that were accrued in 1993. The increase is primarily due to an increase in payroll and related expenses.

     General and administrative expenses increased $1.3 million in 1993 compared to 1992 primarily due to $1.1 million of termination benefits that were incurred in 1993.

                                                Years Ended December 31,
                                              ----------------------------
                                                1994      1993      1992
                                              --------  --------  --------
   Interest Expense (in thousands) . . . .    $ 13,694  $ 13,818  $ 16,266
                                              ========  ========  ========

     Despite a decrease in the average principal debt balance outstanding during 1994 compared to 1993, as a result of the repayment of scheduled principal payments on the Company's long-term obligations, interest expense remained constant in 1994 compared to 1993 due to higher interest rates in 1994. Noncash interest expense attributable to amortization of discount and deferrals associated with the Company's 8% Senior Subordinated Convertible Debentures due 1998 and the 8% Convertible Subordinated Debentures due 1995 of Reading & Bates Energy Corporation N.V., a subsidiary of the Company, for the year ended December 31, 1994 was $3.6 million.

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

                                                Years Ended December 31,
                                               --------------------------
                                                 1994     1993      1992
                                               -------  -------  --------
   Interest Income (in thousands)  . . . .     $ 3,263  $ 2,070  $ 12,935
                                               =======  =======  ========

     Interest income increased $1.2 million in 1994 compared to 1993 due to interest earned on the increased average outstanding cash and cash equivalents balance due to proceeds received from the preferred stock offering in July 1993. The decrease in interest income for 1993 compared to 1992 is due to the receipt of $10.6 million in 1992 of interest on a United States federal income tax refund.

                                                  Years Ended December 31,
                                                ----------------------------
                                                  1994      1993      1992
                                                -------   -------   --------
   Other Income (Expenses), Net (in thousands)  $(2,647)  $  (508)  $  5,235
                                                =======   =======   ========

     For 1994, other, net included the recognition of a $1.2 million loss associated with interests in the exploration and production of oil and gas, a $.8 million expense for the change in the estimate of the reserve for prior workmans compensation claims and a $.7 million loss on the sale of a cash investment due to the decline in the market value.

     For 1992, other, net included a $6.8 million curtailment gain as a result of the Company modifying its postretirement benefits. See Note I of Notes to Consolidated Financial Statements.

                                               Years Ended December 31,
                                              -------------------------
                                               1994      1993    1992
                                              -------  -------  -------
   Income Tax Expense (in thousands) . . .    $ 4,093  $ 4,008  $   102
                                              =======  =======  =======

     Income tax expense for 1992 includes a $1.9 million United States federal income tax refund and a deferred income tax benefit of $1.2 million recognized as a result of consolidating Drilling.

     Income tax expense was recognized for the years ended December 31, 1994 and 1992 despite losses before income taxes of $13.9 million and $5.3 million, respectively. These expenses resulted from income tax expense incurred with respect to certain foreign operations.

                                                Years Ended December 31,
                                               -------------------------
                                                 1994     1993    1992
                                               -------  -------  -------
   Minority Interest (in thousands)  . . .     $   850  $ 2,608  $ 8,763
                                               =======  =======  =======

     Income from minority interest has decreased from year to year as a result of the Company's increased ownership in Drilling and Drilling incurring smaller losses.

     The impact of inflation on the Company's operations for the three years ended December 31, 1994 has not been material.



   Item 8.  Financial Statements and Supplementary Data

                  READING & BATES CORPORATION AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To the Board of Directors and Stockholders
   Reading & Bates Corporation

         We have audited the accompanying consolidated balance sheets of Reading & Bates Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reading & Bates Corporation and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



   /s/Arthur Andersen LLP

   Houston, Texas
   February 16, 1995



                         READING & BATES CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                          December 31, 1994 and 1993
                            (dollars in thousands)

                                                      1994        1993
                                                   ---------   ---------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                     $  42,319   $  80,385
     Accounts receivable:
      Trade, net                                      34,430      36,536
      Other                                            2,952       3,880
     Materials and supplies inventory                  8,421       8,709
     Other current assets                              4,038       4,842
                                                   ---------   ---------
      Total current assets                            92,160     134,352
                                                   ---------   ---------
PROPERTY AND EQUIPMENT:
     Drilling                                        775,189     746,418
     Other                                             6,270       5,778
                                                   ---------   ---------
      Total property and equipment                   781,459     752,196
     Accumulated depreciation and
        amortization                                (291,140)   (277,534)
                                                   ---------   ---------
      Net property and equipment                     490,319     474,662
                                                   ---------   ---------
DEFERRED CHARGES AND OTHER ASSETS                      3,584       3,460
                                                   ---------   ---------
TOTAL ASSETS                                       $ 586,063   $ 612,474
                                                   =========   =========

The accompanying notes are an integral part of the consolidated financial statements.



                         READING & BATES CORPORATION
                              AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                          December 31, 1994 and 1993
                      (in thousands except share amounts)

                                                        1994        1993
                                                     ---------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term obligations                          $  12,222   $   2,735
     Long-term obligations due within one year          44,099      20,234
     Accounts payable - trade                           12,398       7,656
     Accrued liabilities                                16,763      21,066
     Income taxes                                        6,580       4,931
                                                     ---------   ---------
      Total current liabilities                         92,062      56,622

LONG-TERM OBLIGATIONS                                   81,937      96,562

OTHER NONCURRENT LIABILITIES                            42,958      68,433

DEFERRED INCOME TAXES                                    3,075       2,807
                                                     ---------   ---------
      Total liabilities                                220,032     224,424
                                                     ---------   ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                       43,871      68,507
                                                     ---------   ---------
STOCKHOLDERS' EQUITY:
  $1.625 convertible preferred stock,
     $1.00 par value:  2,990,000 shares
     authorized, issued and outstanding
     at December 31, 1994 and 1993
     (liquidation preference, $74,750)                   2,990       2,990
  Common stock, $.05 par value:
     Authorized 425,000,000 shares, issued
     and outstanding 59,711,023 shares at
     December 31, 1994, 55,488,588 shares
     at December 31, 1993                                2,986       2,774
  Capital in excess of par value                       337,406     312,916
  Retained earnings (deficit) from
     March 31, 1991                                    (19,984)      2,021
     Other                                              (1,238)     (1,158)
                                                     ---------   ---------
  Total stockholders' equity                           322,160     319,543
                                                     ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 586,063   $ 612,474
                                                     =========   =========

The accompanying notes are an integral part of the consolidated financial statements.



                         READING & BATES CORPORATION
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except per share amounts)

                                                 Years Ended December 31,
                                            ---------------------------------
                                              1994        1993        1992
                                            ---------   ---------   ---------
OPERATING REVENUES                          $ 169,058   $ 183,752   $ 156,659
                                            ---------   ---------   ---------
COSTS AND EXPENSES:
  Operating expenses                          122,981     117,596     114,010
  Depreciation and amortization                28,909      29,758      32,978
  General and administrative                   17,993      18,086      16,834
                                            ---------   ---------   ---------
   Total costs and expenses                   169,883     165,440     163,822
                                            ---------   ---------   ---------
OPERATING INCOME (LOSS)                          (825)     18,312      (7,163)
                                            ---------   ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense                            (13,694)    (13,818)    (16,266)
  Interest income                               3,263       2,070      12,935
  Other, net                                   (2,647)       (508)      5,235
                                            ---------   ---------   ---------
   Total other income (expense)               (13,078)    (12,256)      1,904
                                            ---------   ---------   ---------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND
  MINORITY INTEREST                           (13,903)      6,056      (5,259)

INCOME TAX EXPENSE                              4,093       4,008         102

MINORITY INTEREST                                 850       2,608       8,763
                                            ---------   ---------   ---------
NET INCOME (LOSS)                             (17,146)      4,656       3,402

DIVIDENDS ON PREFERRED STOCK                    4,859       2,052           -
ACCRETION IN REDEMPTION PRICE OF
  REDEEMABLE STOCKS                                 -           -       5,275
                                            ---------   ---------   ---------
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS                       $ (22,005)  $   2,604   $  (1,873)
                                            =========   =========   =========
NET INCOME (LOSS) PER COMMON SHARE          $    (.39)  $     .05   $    (.04)
                                            =========   =========   =========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                  56,900      55,497      49,018
                                            =========   =========   =========

The accompanying notes are an integral part of the consolidated financial statements.


                          READING & BATES CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                 Years Ended December 31,
                                            ---------------------------------
                                               1994        1993        1992
                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                           $ (17,146)  $   4,656   $   3,402
   Adjustments to reconcile net income
     (loss)to net cash provided by operating
     activities:
   Depreciation and amortization               28,909      29,758      32,978
   Gain on dispositions of property
     and equipment                             (1,982)     (1,900)     (4,326)
   Recognition of deferred expenses             4,640       2,654       2,147
   Postretirement benefits curtailment gain         -           -      (6,769)
   Minority interest in loss of consolidated
     subsidiaries                                (850)     (2,608)     (8,763)
   Changes in assets and liabilities:
     Accounts receivable                        2,973      (3,828)     10,867
     Materials and supplies inventory             288        (556)      1,405
     Deferred charges and other assets         (5,112)     (3,509)      1,551
     Accounts payable - trade                   4,742       2,959        (313)
     Accrued interest                           4,000       3,418       3,189
     Accrued lease expense                      3,344      (5,014)      3,500
     Accrued liabilities                        4,485      (1,301)     (1,947)
     Income taxes                               1,649         194      (1,616)
     Deferred income taxes                        268         388      (1,668)
     Other, net                                   564       1,233       3,935
                                            ---------   ---------   ---------
   Net cash provided by operating
      activities                               30,772      26,544      37,572
                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Dispositions of property and equipment         141       1,088      28,311
   Purchases of property and equipment,
     net of noncash item                      (38,424)    (10,149)    (13,809)
   Decrease in investments in and
     advances to unconsolidated investees         209         187         286
   Business acquisitions                      (10,738)    (20,558)     32,332
                                            ---------   ---------   ---------
   Net cash provided by (used in)
     investing activities                     (48,812)    (29,432)     47,120
                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (payments) from short-term
     obligations                                9,487     (10,747)    (23,059)
   Proceeds from long-term obligations              -      11,624           -
   Net proceeds from issuance of
     preferred stock                                -      71,184           -
   Net proceeds from issuance of
     Common Stock                                   -           -      38,064
   Principal payments on long-term
     obligations                              (24,654)    (39,858)    (11,734)
   Dividends paid on preferred stock           (4,859)     (2,052)          -
   Repurchase and retirement of redeemable
     and common stocks                              -           -     (35,749)
                                            ---------   ---------   ---------
   Net cash provided by (used in)
     financing activities                     (20,026)     30,151     (32,478)
                                            ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        (38,066)     27,263      52,214
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                            80,385      53,122         908
                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                               $  42,319   $  80,385   $  53,122
                                            =========   =========   =========
Supplemental Cash Flow Disclosures:
   Interest paid                            $   9,368   $  10,649   $  14,035
   Income taxes paid                        $   3,877   $   3,648   $   4,741
   Noncash investing activities:
   Purchase of property and equipment
      in exchange for Common Stock          $  24,324   $       -   $       -

  The accompanying notes are an integral part of the consolidated financial statements.




              READING & BATES CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


              For the Three Years Ended December 31, 1994
                           (in thousands)

                                                Preferred Stocks
                                      ------------------------------------
                                        Redeemable           Convertible
                                      ----------------    ----------------
                                      Shares    Amount    Shares    Amount
                                      ------   --------    ------  --------
  Balances at December 31, 1991            7   $ 12,795        -   $      -

  Net income
  Public offering
  Accretion of redeemable stocks                  1,097
  Conversion of redeemable stock          (7)   (13,892)
  Repurchase of redeemable stock
  Activity in Company stock plans
  Other
                                      ------   --------    ------  --------
  Balances at December 31, 1992            -           -        -         -

  Net income
  Public offering                                           2,990      2,990
  Dividends paid on preferred stock
  Conversion of debentures
  Activity in Company stock plans
  Additional minimum liability
  Other
                                      ------   --------    ------   --------
  Balances at December 31, 1993            -          -     2,990      2,990

  Net loss
  Dividends paid on preferred stock
  Purchase of leased rigs
  Activity in Company stock plans
  Additional minimum liability
  Other
                                      ------   --------    ------   --------
  Balances at December 31, 1994            -   $      -     2,990   $  2,990
                                      ======   ========    ======   ========

Page 2

                                                   Common Stocks
                                       --------------------------------------
                                          Subject to
                                          Redemption              Common
                                       ------------------    ----------------
                                       Shares     Amount     Shares   Amount
                                       ------   ---------    ------  --------
Balances at December 31, 1991           1,731   $  15,310    47,482  $  2,374
Net income
Public offering                                               8,000       400
Accretion of redeemable stocks                      4,178
Conversion of redeemable stock          1,371      13,892
Repurchase of redeemable stock         (3,102)    (33,380)
Activity in Company stock plans                                 300        15
Other                                                          (280)      (14)
                                       ------   ---------    ------  --------
Balances at December 31, 1992               -           -    55,502     2,775
Net income
Public offering
Dividends paid on preferred stock
Conversion of debentures
Activity in Company stock plans                                  34         2
Additional minimum liability
Other                                                           (47)       (3)
                                       ------   ---------    ------  --------
Balances at December 31, 1993               -           -    55,489     2,774

Net loss
Dividends paid on preferred stock
Purchase of leased rigs                                       4,230       212
Activity in Company stock plans
Additional minimum liability
Other                                                            (8)
                                        ------   --------    ------  --------
Balances at December 31, 1994                -   $      -    59,711  $  2,986
                                        ======   ========    ======  ========

Page 3

                                 Capital in   Retained
                                  Excess of   Earnings
                                  Par Value   (Deficit)    Other
                                  ---------   --------   --------
Balances at December 31, 1991     $ 206,752   $  1,290   $      -
Net income                                       3,402
Public offering                      37,663
Accretion of redeemable stocks                  (5,275)
Conversion of redeemable stock
Repurchase of redeemable stock
Activity in Company stock plans       2,645                (1,423)
Other                                (2,406)
                                  ---------   --------   --------
Balances at December 31, 1992       244,654       (583)    (1,423)

Net income                                       4,656
Public offering                      68,194
Dividends paid on preferred stock               (2,052)
Conversion of debentures                  3
Activity in Company stock plans         754                   848
Additional minimum liability                                 (583)
Other                                  (689)
                                  ---------   --------   --------
Balances at December 31, 1993       312,916      2,021     (1,158)

Net loss                                       (17,146)
Dividends paid on preferred stock               (4,859)
Purchase of leased rigs              24,112
Activity in Company stock plans         507                   265
Additional minimum liability                                 (342)
Other                                  (129)                   (3)
                                  ---------   --------   --------
Balances at December 31, 1994     $ 337,406   $(19,984)  $ (1,238)
                                  =========   ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                  READING & BATES CORPORATION
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ______________

   (A)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          CONSOLIDATION - The consolidated financial statements include the accounts of Reading & Bates Corporation ("Reading & Bates") and its subsidiaries, including its majority-owned subsidiary Arcade Drilling AS ("Drilling") (collectively, the "Company"). As of December 31, 1994, Reading & Bates owned approximately 73.9% of the outstanding stock of Drilling (See Note B). Investments in unconsolidated investees are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated.

          CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash and cash equivalents. At December 31, 1994, $18.3 million of the cash and cash equivalents balance related to Drilling. Such cash and cash equivalents balance is available to Drilling for all purposes subject to certain debt covenants under a credit facility provided by The Chase Manhattan Bank, N.A. ("Chase Manhattan") which require the maintenance of a minimum of $10 million in liquid assets and, under certain circumstances, prohibit Drilling from paying dividends or granting loans (including to the Company).

          MATERIALS AND SUPPLIES INVENTORY - Materials and supplies are stated at the lower of average cost or market.

          PROPERTY AND EQUIPMENT - Property and equipment are recorded at historical cost as adjusted in the Company's quasi-reorganization in 1989. Reading & Bates' drilling units are depreciated under either the units-of-production method or the straight-line method. Drilling's drilling units are depreciated under the straight-line method. Estimated useful lives for drilling equipment range from three to twenty-five years. Gain (loss) on disposal of properties is credited (charged) to income. Effective January 1, 1993, the Company changed its estimate of the useful lives of its fourth-generation semisubmersible fleet from an average of 16 years to 25 years. This change was made to reflect the estimated period during which such assets will remain in service. For the year ended December 31, 1993, the change had the effect of reducing depreciation expense and increasing net income by approximately $6.8 million or $.12 per share.

          STOCKHOLDERS' EQUITY - The Company's accumulated deficit at March 31, 1991 was eliminated as a result of the Company's recapitalization in 1991.

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

          REVENUE RECOGNITION - Revenues from drilling contracts are recognized as they are earned. Proceeds associated with the early termination of a contract for a drilling unit are recorded as deferred income and recognized as drilling contract revenues over the remaining term of the contract or until such time as the drilling unit begins a new contract. There were no such amounts deferred at December 31, 1994 or 1993. In 1993, the Company secured a contract to convert a semisubmersible drilling unit into a floating production system. Under this contract the Company, for a fixed fee and certain incentives, functions as an agent for its customer and accordingly, disbursements made on behalf of the customer are netted against receipts from the customer in the accompanying financial statements. Disbursements and receipts associated with the contract amounted to approximately $65 million through December 31, 1994.

          FOREIGN CURRENCY TRANSACTIONS - The net gains and losses resulting from foreign currency transactions included in determining net income amounted to a net loss of $.6 million in 1994, a net gain of $.1 million in 1993 and a net loss of $1.2 million in 1992. The Company may enter into forward exchange contracts to hedge specific commitments and anticipated transactions. During 1994 and 1993, the Company did not enter into any forward exchange contracts.

          EARNINGS (LOSS) PER SHARE - Net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the year. Net income
     (loss) applicable to common stockholders has been adjusted for dividends on preferred stock and accretion in redemption price of redeemable stocks. The effects of common equivalent shares were antidilutive for all periods presented and, accordingly, no adjustment was made for these common equivalent shares. Common shares and per share amounts for all periods presented have been adjusted to reflect the one-for-five reverse stock split on October 2, 1992. The computation of fully diluted earnings per share is not presented as the results are antidilutive.

          CONCENTRATION OF CREDIT RISK - The Company maintains cash balances with commercial banks throughout the world. The Company also invests in commercial paper of companies with strong credit ratings, in interest-bearing deposits with major banks and in U.S. government backed securities. These investments generally mature within three months and, therefore, bear minimal risk. However, in 1994 the Company incurred a $.7 million loss on the sale of a cash investment due to the decline in the market value. No losses were incurred during 1993. At December 31, 1994, the Company had investments in interest-bearing deposits with four major banks. At December 31, 1993, the Company had investments in commercial paper of one company, interest-bearing deposits with three major banks and an investment in U.S. government backed securities.

          The Company's revenues were generated primarily from its eighteen drilling units. Revenues can be generated from a small number of customers which are primarily major U.S. oil and gas companies or their subsidiaries and foreign government-owned oil and gas companies. The
     Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company's allowance for doubtful accounts was $373,000 at December 31, 1994 and 1993.

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

          LIQUIDITY - As of December 31, 1994, the Company's total consolidated cash and cash equivalents were $42.3 million. Of this amount, approximately $18.3 million is restricted from the Company's use outside of Drilling. The Company's management currently expects that its cash flow from operations, in combination with cash on hand and other sources, including short-term loans, debt rescheduling, new debt, new equity, asset disposals and/or by delaying a portion of planned capital or other expenditures, will be sufficient to satisfy the Company's 1995 working capital needs, dividends on preferred stock, planned investments, capital expenditures, debt and other payment obligations.

          RECLASSIFICATION - Certain prior period amounts in the consolidated financial statements have been
     reclassified    for    comparative   purposes.        Such
     reclassifications had no effect on the net income (loss) or the overall financial condition of the Company.

   (B)    INVESTMENT IN ARCADE

          ARCADE ACQUISITION - In June 1991, as part of its strategy of emphasizing geographic diversification and "fourth-generation" semisubmersible drilling technology, the Company began acquiring the stock of Arcade Shipping AS ("Shipping") and Drilling, both of which are Norwegian companies (the "Arcade Acquisition"). Beginning with the first quarter of 1992, the Company began to consolidate the accounts of Drilling and Shipping into the consolidated financial statements of the Company. Drilling owns the "HENRY GOODRICH" and the "SONAT ARCADE FRONTIER", two fourth-generation semisubmersible drilling units. Shipping, which the Company sold in June 1994, had two principal lines of operations, the shipping operations which included owning and chartering vessels and the drilling operations which principally consisted of the ownership of approximately 46.2% of the outstanding stock of Drilling. The shipping operations of Shipping had been accounted for as discontinued operations until June 1994, when the Company completed a transaction which consisted of the Company selling its entire 82.6% ownership in Shipping for approximately $27.8 million, purchasing from Shipping its entire 46.2% ownership in Drilling and equity securities in Dragon Oil for approximately $45.4 million and Shipping repaying a loan of approximately $12.9 million to the Company. This transaction resulted in a net cash outflow of $4.7 million.

          The Arcade Acquisition has been funded through a margin loan from Carnegie International Limited, a private placement of both preferred and common stocks, the Company's working capital and a revolving credit facility from Internationale Bank N.V. ("ING Bank"). As of December 31, 1994, the Company had acquired approximately 73.9% of the outstanding stock of Drilling, at an accumulated cost of approximately $112.3 million.

          Details of business acquisitions as shown on the Consolidated Statement of Cash Flows for the first year of consolidation were as follows (in thousands):

                                                        1992
                                                     ---------
     Fair value of assets acquired                   $ 285,303
     Less liabilities assumed                           95,374
     Less minority interest                            108,458
                                                     ---------
                                                        81,471
     Less investments in unconsolidated
       investees at December 31, 1991                   65,707
                                                     ---------
     Cash paid in during the year ended
       December 31, 1992                                15,764
     Cash acquired                                      48,096
                                                    ----------
     Net cash acquired from business acquisitions   $   32,332
                                                    ==========

          The following unaudited pro forma selected financial data for the three years ended December 31, 1994 show the consolidated data as if the Arcade Acquisition (ownership percentage as of December 31, 1994) and related financing activities had occurred on January 1, 1992, (in thousands except per share amounts):

                                                 (unaudited)
                                          Years Ended December 31,
                                     ---------------------------------
                                        1994        1993        1992
                                     ---------   ---------   ---------
          Operating revenues         $ 169,058   $ 183,752   $ 156,659
                                     =========   =========   =========
          Net income (loss)          $ (17,768)  $   2,576   $  (3,214)
                                     =========   =========   =========
          Earnings (loss) per share  $    (.40)  $     .01   $    (.16)
                                     =========   =========   =========

          DISCONTINUED  OPERATIONS OF  SHIPPING -  On  June 22,
     1994, the Company sold its entire ownership in Shipping (see above). Shipping's operating revenues and net loss from January 1, 1994 to the date of sale were approximately $6.5 million and $2 million, respectively. Shipping's assets held for sale at December 31, 1993, which consisted of vessels, tankers and chartering contracts, were $55.3 million and related liabilities totalled $59.5 million, including $37.1 million of long-term obligations and a $17.3 million reserve for losses on ultimate disposal and operations until disposal. Accordingly, the net position of the shipping operations in the accompanying balance sheet at December 31, 1993 was $4.2 million. Operating revenues and net loss of discontinued operations not included in the Consolidated Statement of Operations for the year ended December 31, 1993 were $14.8 million and $4.6 million, respectively. Operating revenues and net loss of discontinued operations not included in the Consolidated Statement of Operations for the year ended December 31, 1992 were $34.1 million and $3.2 million, respectively.

   (C)    LONG-TERM OBLIGATIONS

          Long-term obligations at December 31, 1994 and 1993 consisted of the following (in thousands):

                                                       1994       1993
                                                     --------   --------
    Bank Obligations:
       ING Bank - Facility A (1)                     $ 15,000   $ 22,500
       ING Bank - Facility B (2)                       27,321          -
       Chase Manhattan (3)                             52,500     61,500

    Variable rate note payable (4)                      3,750      6,750

    8% Senior Subordinated Convertible Debentures
      due December 1998 ("New Debentures") (5)          9,190      7,947
    8% Convertible Subordinated Debentures due
      December 1995 ("Old Debentures") (5)             14,026     13,116

    Notes payable (6)                                   4,249      4,983
                                                     --------   --------
        Total                                         126,036    116,796

    Less long-term obligations due within one year    (44,099)   (20,234)
                                                     --------   --------
    Long-term obligations                            $ 81,937   $ 96,562
                                                     ========   ========
    _____________________

    (1)   The  amended  payment  terms  of  Facility  A of  the
          Company's  principal credit  facility agreement  (the
          "ING Facility")  with ING Bank provide  for repayment
          of principal in  eight equal semiannual  installments
          which  commenced  on  June   30,  1993  and  interest
          payments at  a  varying rate  equal  to the  6  month
          London   Interbank  Offered   Rate  ("LIBOR")(7%   at
          December 31, 1994)  plus 1.5%.  The terms  of the ING
          Facility   require  the   Company  to   meet  certain
          covenants  including,   among   others,   maintaining
          minimum levels of consolidated tangible net worth and
          current ratios, and a minimum ratio level of earnings
          to interest expense and lease rentals and maintaining
          a level of consolidated indebtedness  below a certain
          maximum.   It is also  an event of default  under the
          ING Facility if there should occur a material adverse
          change in the financial or business  condition of the
          Company or certain of its subsidiaries.   The Company
          did not meet the  minimum ratio level of  earnings to
          interest expense and lease  rentals for 1994 and  has
          received  a waiver for  such covenant  from ING Bank.
          The   ING  Facility   is  collateralized   by  vessel
          mortgages  on eleven of  the drilling  units owned by
          the Company,  related  assignments of  insurance  and
          drilling  contracts,  receivables and  the  shares of
          stock of the principal subsidiaries of the Company.

    (2)   In the fourth quarter of 1994,  the Company reclassed
          the  remaining  lease  obligation (Facility  B)  from
          other liabilities to debt obligations as  a result of
          the  Company purchasing  certain notes  and interests
          relating  to  the lease  debt  outstanding associated
          with  the  operating  leases  of  the  drilling units
          "GEORGE  H. GALLOWAY"  and "C.E.  THORNTON", and  the
          secured  contingent obligations  associated with  the
          capital lease of the "F.G. McCLINTOCK" (See Note  E).
          The  amended payment terms  of Facility B  of the ING
          Facility  provide for repayment  of principal in nine
          equal semiannual  installments of $4.4  million which
          commenced  on  June 30,  1993,  one  payment of  $5.2
          million on  December 31, 1997 and  quarterly interest
          payments at  the 3  month LIBOR (6.5% at December 31,
          1994) plus 1.9375%.

    (3)   The adjusted payment terms of this bank obligation of
          Drilling  provide  for  repayment  of   principal  in
          seventeen semiannual installments  which commenced in
          August  1991.   Drilling  has  also  entered into  an
          interest  rate swap agreement, which is combined with
          the bank credit facility for payment purposes (as set
          forth below).  The fair value at December 31, 1994 of
          the  interest rate swap is estimated to be $1 million
          which  represents the estimated amount Drilling would
          pay   to  terminate   the   agreement,  taking   into
          consideration  current interest rates  as quoted from
          the  parties to  the agreement.   The  swap agreement
          terminates in August 1996 and  the notional principal
          swapped amount will have been reduced on a semiannual
          basis to $30.6 million at that time.  At December 31,
          1994, the notional principal  amount of $38.1 million
          bears interest at 10.69% and the remaining  principal
          amount bears  interest at  the 6  month LIBOR (7%  at
          December 31, 1994) plus 1.875%.  The bank  obligation
          is  collateralized  by  the  drilling   units  "HENRY
          GOODRICH"  and   "SONAT  ARCADE   FRONTIER",  related
          assignments of insurance  and drilling contracts, and
          receivables.  The loan agreement requires Drilling to
          meet  certain financial  conditions including,  among
          others, minimum  current ratio levels,  liquid assets
          and a  ratio  of  operating  cash  flow  to  interest
          charges  and  maintaining  a  ratio  level  of  total
          liabilities  to tangible  net worth  below  a certain
          maximum.   It  is also  an  event of  default  should
          circumstances  arise which give reasonable grounds in
          the opinion of the bank syndicate for the belief that
          Drilling may  not (or  may be  unable to)  perform or
          comply with its obligation.  Pursuant  to a series of
          waivers, for the  period from May 1, 1992,  to May 1,
          1993, the  bank syndicate waived the requirement that
          Drilling  comply with the  actual operating cash flow
          ratio covenant.  For the period from January 1, 1992,
          to April  30, 1993,  the  bank syndicate  waived  the
          requirement that Drilling  comply with the  projected
          operating cash flow  ratio covenant.   In  connection
          with the last waiver, Drilling was required to pay on
          April 30,  1993 (i)  a fee to  the bank  syndicate of
          approximately  $.1  million  and (ii)  the  last  two
          semiannual  installments (totalling $8  million).  In
          addition, the  interest rate  was increased  to LIBOR
          plus 1.875% for the remainder of the loan.  Since May
          1, 1993, Drilling  has not  requested any  additional
          waivers.

   (4)    The variable rate note payable bears interest at  the
          prime rate (8.5  % at December 31, 1994)  plus 1% and
          is  payable in  twenty  equal quarterly  installments
          from June 1991 through March 1996.  Effective January
          3, 1995, the interest rate was changed from the prime
          rate plus 1% to the 3 month LIBOR (6.5% at January 3,
          1995) plus  1%.   The  note  is collateralized  by  a
          drilling  unit and by a  $5 million letter of credit.
          The loan  agreement limits the  payment of  dividends
          and the  creation of additional indebtedness  (of one
          of  the  Company's  subsidiaries)  and  requires  the
          maintenance of certain levels of  working capital and
          net worth.   An event  of default shall  occur should
          there be  a material adverse change  in the financial
          or business  condition of the  Company or one  of its
          subsidiaries.

    (5)   The Old Debentures are convertible into the Company's
          Common Stock at $900 per  share.  The New  Debentures
          are convertible  into the  Company's Common Stock  at
          $37.035 per  share.   The  accrued  interest  expense
          associated with  the Old  Debentures was  $100,000 at
          December  31,  1994  and  1993.    Long-term  accrued
          interest  associated  with   the  New  Debentures  at
          December 31,  1994  and  1993,  was  $10,419,000  and
          $8,930,000,  respectively.   The New  Debentures were
          recorded at,  and the  remaining Old Debentures  were
          adjusted to,  amounts equal to the  net present value
          of  their respective  future cash  payments required,
          discounted  at 15%,  which is  the interest  rate the
          Company believes  it would have been  required to pay
          to obtain financing  of a similar  nature from  other
          sources.  Based  on limited information available  to
          the  Company, the recorded amounts of the Old and New
          Debentures  at  December 31,  1994  approximate their
          fair market  value.    The  face amount  of  the  Old
          Debentures  and the  related unamortized  discount at
          December 31, 1994 totalled  $14,995,000 and $969,000,
          respectively.  The face amount of the Old  Debentures
          and  the  related  unamortized  discount  at December
          31, 1993   totalled   $14,995,000   and   $1,879,000,
          respectively.  The face amount of the New  Debentures
          and the related unamortized discount at December  31,
          1994    totalled     $18,605,000    and    $9,415,000
          respectively.  The face amount of the New  Debentures
          and the related unamortized discount  at December 31,
          1993    totalled    $18,605,000   and    $10,658,000,
          respectively.  During 1994, there were no conversions
          of New  Debentures to  Common  Stock.   During  1993,
          $3,500 (face  amount) of New  Debentures plus accrued
          interest  through December  31,  1992 were  converted
          into 130 shares of the Company's Common Stock.

    (6)   The Company suspended payments on debt collateralized
          by bank letters  of credit in 1987 and,  as a result,
          such  letters of  credit were  drawn and  the related
          obligations and accrued interest were paid.  One such
          obligation  provided  for  a  prepayment  penalty  of
          $6,450,000 which was accrued by the Company in  1987.
          During the first  quarter of 1989,  an agreement  was
          reached with the original  creditor which allows  the
          Company, under two notes, to pay interest only on 65%
          of the prepayment penalty ("Note 1") through December
          1991 and to  repay 70% of the principal  of Note 1 in
          equal  quarterly installments from March 1992 through
          December 1995 with a final payment due in March 1997.
          The remaining  35%  ("Note 2") and  accrued  interest
          thereon  will   be  forgiven  if  all  principal  and
          interest payments  are made when  due on Note  1, but
          otherwise will be due in April 1997.  Both notes bear
          interest at 6.5% until March 29, 1992, and thereafter
          at 13.5%.   Interest on Note 1  is payable quarterly.
          The  Company  reclassified  $6,450,000  from  accrued
          liabilities to long-term obligations as  of March 31,
          1989.

          In February 1993, the ING Facility with ING Bank was amended and an additional credit facility was created
     ("Facility F") to finance a portion of the Arcade Acquisition. Facility F consisted of revolving credit and/or stand-by letters of credit that were to be available to the Company until January 1, 1995, in an amount not to exceed $15.5 million. In March 1993, the Company received approximately $11.6 million from Facility F and in July 1993 the Company repaid Facility F from proceeds from a preferred stock offering (see Note H). No amounts relating to Facility F were outstanding at December 31, 1994.

          Aggregate annual maturities of long-term obligations, excluding the unamortized discount on the New and Old Debentures, for the five years ending December 31, 1999 and thereafter are as follows: $45,068,000 (1995); $27,089,000(1996); $24,657,000(1997); $31,606,000(1998);
     $8,000,000(1999) and $0 (thereafter).

   (D)    SHORT-TERM OBLIGATIONS

          Short-term obligations at December 31, 1994 and 1993 consisted of the following (in thousands):

                                                 1994      1993
                                               --------   -------
       ING Bank revolving credit facility      $ 12,222   $ 2,735
                                               ========   =======

          The Company has a $15 million revolving credit facility in the form of an overdraft account maintained with ING Bank ("Facility C"). A substantial portion of collections on the Company's receivables is paid into the account and is applied automatically against any outstanding balance. Facility C is used primarily for working capital requirements. Overdraft borrowing is available under Facility C (as amended) through August 1, 1995. Facility C bears interest at prime (8.5% at December 31, 1994 and 6% at December 31, 1993) plus 1.25%. The amount of unused revolving credit borrowing available under Facility C at December 31, 1994 was approximately $2.8 million.

   (E)    COMMITMENTS AND CONTINGENCIES

          CAPITAL EXPENDITURES  -  At December  31,  1994,  the
     Company  had purchase  commitments  of $2.2   million  for
     equipment on drilling units.

          OPERATING LEASES - The Company has operating leases covering premises and equipment. Net rent expense amounted to $11.2 million (1994), $12.7 million (1993) and $11.5 million (1992). As of December 31, 1994, future minimum rental payments relating to operating leases were $1.9 million (1995), $.9 million (1996), $.8 million
     (1997),  $.7 million  (1998),  $.7 million  (1999) and  $0
     (thereafter). Certain operating leases contain renewal options and have options to purchase the asset at fair market value at the end of the lease term.

          In the third quarter of 1994, the Company purchased certain notes and interests relating to the lease debt outstanding associated with the operating leases of the drilling units "GEORGE H. GALLOWAY" and "C.E. THORNTON", and the secured contingent obligations associated with the
     capital  lease  of   the  "F.G.  McCLINTOCK".        Total
     consideration for the transaction was approximately $36.5 million which consisted of cash of approximately $12.2 million and the Company issuing 4,230,235 shares of the Company's Common Stock, par value $.05 per share, totalling approximately $24.3 million at then prevailing stock prices. Since through such purchases, the Company now controls and has effective ownership of the three rigs, it recorded the purchase of the notes and interests as purchases of the rigs. In the fourth quarter of 1994, the Company reclassed the remaining lease obligation (Facility B) from other liabilities to debt obligations (see Notes C and F).

          In March 1992, the Company entered into a sale/leaseback of the "SONNY VOSS". Proceeds received of $27.7 million resulted in a gain of $6.3 million which was deferred and was being amortized over the lease term. In December 1994, for a fee of $.5 million, the Company negotiated an early release from all of its remaining lease obligations with respect to the "SONNY VOSS". Such lease obligations were scheduled to have expired in September 1995 and the net effect of the early release on the Company's statement of operations was a gain of $.5 million recognized as a reduction of operating expenses in the fourth quarter of 1994.

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

          In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of the Company, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of the Company's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and the Company against any liability Reading & Bates Coal Co. might incur as the result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against the Company and a wholly owned subsidiary of Reading & Bates Coal Co., Caymen Coal, Inc. (former owner of the Company's West Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill personally (former President of Reading & Bates Coal Co.), three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50 million and punitive damages of $50 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. Subsequently, the court entered an order dismissing the Company's indirect subsidiary. The Company intends to defend its interests vigorously and believes the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and that it will prevail in this litigation.

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

          EMPLOYMENT CONTRACTS - The Company has committed under employment contracts to provide two key executives with severance benefits totalling approximately $3.2 million which vest in September 2003 or earlier if the executive both reduces his ownership of the Company's common stock below a specified level and resigns. The Company amortizes the cost of the severance benefits over the ten year period from September 1993 to September 2003, unless the executive reduces his stock ownership and resigns prior to September 2003 in which case the unamortized severance cost would be expensed.

          LETTERS OF CREDIT - At December 31, 1994, the Company had letters of credit outstanding and unused totalling $13.1 million and $11.9 million, respectively. At December 31, 1993, the Company had letters of credit outstanding and unused totalling $19.2 million and $.7 million, respectively.

   (F)    ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

          The  components of "Accrued  liabilities" at December
     31, 1994 and 1993 were as follows (in thousands):

                                              1994      1993
                                            --------   --------
          Lease obligation - Facility B
              (see Notes C and E)           $      -   $  8,839
          Accrued expenses - general           8,831      8,433
          Accrued interest expense             1,666      1,329
          Other                                6,266      2,465
                                            --------   --------
          Total                             $ 16,763   $ 21,066
                                            ========   ========

          The  components of "OTHER  NONCURRENT LIABILITIES" at
     December 31, 1994 and 1993 were as follows (in thousands):

                                               1994      1993
                                            --------   --------
         Long-term lease obligation -
           Facility B (see Notes C and E)   $      -   $ 19,558
         Postretirement benefit obligations   15,950     15,256
         Pension obligations                   6,994      9,382
         Accrued interest expense related
           to the New Debentures              10,419      8,930
         Net liabilities associated with
           discontinued operations             7,003     11,177
         Deferred gain                             -      3,072
         Other                                 2,592      1,058
                                            --------   --------
         Total                              $ 42,958   $ 68,433
                                            ========   ========

   (G)    INCOME TAXES

          The Company's consolidated federal tax returns for the tax years from September 30, 1974 to December 31, 1981 were examined by the Internal Revenue Service (the "IRS"). A settlement agreement between the Company and the IRS for those tax years provided the Company with a tax refund of approximately $3.6 million plus related interest of approximately $10.6 million. The Company received cash of $14.2 million and as a result recognized interest income and income tax benefits of $12.5 million in the third quarter of 1992.

          Income  tax expense  (benefit)  for  the years  ended
     December  31,  1994,  1993  and  1992  consisted  of   the
     following (in thousands):

                                       1994      1993      1992
                                     --------  --------  --------
     Current:
       Foreign                       $  3,825  $  3,620  $  3,707
       Federal                              -         -    (1,937)
                                     --------  --------  --------
     Total current                      3,825     3,620     1,770
     Deferred                             268       388    (1,668)
                                     --------  --------  --------
       Total                         $  4,093  $  4,008  $    102
                                     ========  ========  ========

          The domestic and foreign components of income (loss) before income taxes for the years ended December 31, 1994, 1993 and 1992 were as follows (in thousands):

                                        1994      1993      1992
                                      --------  --------  --------
     Domestic                         $(27,211) $(22,056) $ (6,824)
     Foreign                            13,308    28,112     1,565
                                      --------  --------  --------
     Total                            $(13,903) $  6,056  $ (5,259)
                                      ========  ========  ========

          The effective tax rate, as computed on income before income taxes, differs from the statutory U.S. income tax rate for the years ended December 31, 1994, 1993 and 1992 due to the following:

                                         1994      1993      1992
                                       --------  --------  --------
     Statutory rate                       35 %      35 %      34 %
     Limitation on recognition of
       tax benefits                      (35)      (35)      (34)
     U.S. federal refund                   -         -       (37)
     Foreign tax expense                  28        60        48
     Other                                 1         6        (9)
                                          --        --        --
     Effective rate                       29 %      66 %       2 %
                                          ==        ==        ==

          Income taxes of  $4,093,000, $4,008,000 and  $102,000
     were recognized in 1994, 1993 and 1992, respectively, despite losses before income taxes. The expense resulted primarily from income tax expense incurred with respect to certain foreign operations. The Company was limited in utilization of tax benefits from investment tax credits prior to 1986 and operating losses in 1994, 1993 and 1992.


          Deferred income taxes result from those transactions which affect financial and taxable income in different years. The nature of these transactions (all of which were long-term) and the income tax effect of each as of December 31, 1994 and 1993 was as follows (in thousands):

                                              1994       1993
                                            ---------  ---------
  Deferred tax liability - depreciation     $ 128,232  $ 118,278
                                            ---------  ---------
  Deferred tax assets:
    Rig leases                                (24,247)   (31,802)
    Postretirement benefits                    (7,007)    (7,193)
    Net operating loss carryforwards         (133,140)  (121,621)
    Valuation allowance                        39,318     45,257
    Other                                         (81)      (112)
                                            ---------  ---------
  Total deferred tax assets                  (125,157)  (115,471)
                                            ---------  ---------
  Net deferred tax liability                $   3,075  $   2,807
                                            =========  =========

          Valuation allowance is necessary to reflect the anticipated expiration of net operating loss carryforwards prior to their utilization.

          Recapitalizations of the Company in 1989 and 1991 resulted in ownership changes for federal income tax purposes. As a result of these ownership changes, the amount of net operating loss and other tax attribute carryforwards generated prior to the ownership changes which may be utilized to offset federal taxable income is limited by the Internal Revenue Code to approximately $2.7 million annually plus certain built-in gains that existed as of the date of such changes. Net tax operating losses of $36,086,000 arising since the 1991 ownership change are not subject to this limitation. Any tax benefits due to the utilization of carryforwards which were generated prior to the recapitalization in 1991 will be reported as a credit to "Capital in excess of par value".

   (H)    CAPITAL SHARES

          CONVERTIBLE PREFERRED STOCK - In July 1993, the Company effected a public offering of 2,990,000 shares of $1.625 Convertible Preferred Stock, par value $1.00 per share (the "Preferred Stock"), pursuant to which the Company raised gross proceeds of approximately $74.7 million in cash (net proceeds of approximately $71.2 million). The proceeds were utilized to repay indebtedness under Facilities F and the then current outstanding balance of Facility C, both under the ING Facility, approximately $11.6 million and $5.5 million, respectively. The remaining proceeds were used by the
     Company for working capital and general corporate purposes. The Preferred Stock is convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion rate of 2.899 shares of Common Stock for each share of Preferred Stock (equivalent to a conversion price of $8.625 per share of Common Stock), subject to adjustment in certain events. Annual dividends are $1.625 per share and are cumulative and are payable quarterly commencing September 30, 1993. The Preferred Stock is redeemable at any time on and after September 30, 1996, at the option of the Company, in whole or in part, at a redemption price of $26.1375 per share, and thereafter at prices decreasing ratably annually to $25.00 per share on and after September 30, 2003, plus accrued and unpaid dividends. The holders of the Preferred Stock do not have any voting rights, except as required by applicable law and except that, among other things, whenever accrued and unpaid dividends on the Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Preferred Stock, the holders of the Preferred Stock will be entitled to elect two directors to the Board until the dividend arrearage has been paid in full. The term of office of all directors so elected will terminate immediately upon such payment. The Preferred Stock has a liquidation preference of $25.00 per share, plus accrued and unpaid dividends.

          COMMON  STOCK   -  On  October  2,   1992,  following
     stockholder approval, the Company effected a one-for-five reverse stock split.

          In October 1992, the Company effected a public offering of 8 million shares of Common Stock pursuant to which the Company raised gross proceeds of approximately $40 million in cash (net proceeds of approximately $38.1 million). The proceeds were utilized to repurchase 272,123 shares of Common Stock which had been issued for the settlement of the Company's Supplemental Executive Retirement Plan obligation (the "SERP Shares"), to repurchase 3,102,857 shares of Common Stock which had been issued as a result of the conversion of shares issued in a private placement in 1991 (the "Private Placement Shares") and for general corporate purposes. As of November 6, 1992, all of the 272,123 SERP Shares and all of the 3,102,857 Private Placement Shares had been repurchased by the Company. Supplemental earnings per share for the year ended December 31, 1992 would have been $.06 per share which assumes the public offering and the repurchase of the SERP Shares and the Private Placement Shares, described above, both occurred on January 1, 1992.

          In the third quarter of 1994, the Company issued 4,230,235 shares of the Company's Common Stock in association with the purchase of certain notes and interests relating to the lease debt outstanding on the drilling units "GEORGE H. GALLOWAY" and the "C. E. THORNTON", and the secured contingent obligations on the "F. G. McCLINTOCK" (see Note E).

          As of December 31, 1994, authorized, unissued shares of Common Stock were reserved for issuance as follows:

   Issuance under stock option plan (net of forfeitures)    1,768,300
   Issuance under long-term incentive plan                    700,000
   Conversion of Preferred Stock                            8,668,010
   Conversion of 8% Senior Subordinated
     Convertible Debentures                                   944,391
   Conversion of 8% Convertible Subordinated Debentures        16,661
   Conversion of Class A Stock                                     81
                                                           ----------
   Total                                                   12,097,443
                                                           ==========

          Class A  (Cumulative Convertible) Capital  Stock (the
     "Class A Stock") has been included with "Capital in excess of  par  value"  due to  the  insignificance  of the  $880 outstanding at December 31, 1994 and 1993.

   (I)         EMPLOYEE BENEFIT PLANS

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

          Net Pension costs for the years ended December 31, 1994, 1993 and 1992 included the following components (in thousands):

                                          1994      1993      1992
                                        --------  --------  --------
  Service cost - benefits earned
    during the year                     $  1,412  $  1,354  $  1,375
  Interest cost on projected
    benefit obligation                     4,284     4,328     4,125
  Actual return on plan assets             1,004    (3,694)   (3,399)
  Net amortization and deferral           (5,953)   (1,454)   (1,990)
                                        --------  --------  --------
  Net pension costs                     $    747  $    534  $    111
                                        ========  ========  ========

          The funded status of the plans at December 31, 1994 was as follows (in thousands):

                                        Domestic   Offshore   Replacement
                                          Plan       Plan        Plan
                                        --------   --------   -----------
  Actuarial present value of
   benefit obligations:
  Vested benefit obligation             $ 36,996   $  9,501   $  1,840
  Nonvested benefit obligation             1,288        497         70
                                        --------   --------   --------
  Accumulated benefit obligation          38,284      9,998      1,910
  Effect of projected future
   compensation levels                     3,368      1,320         46
                                        --------   --------   --------
  Projected benefit obligation            41,652     11,318      1,956
  Plan assets at fair value               34,936      8,754          -
                                        --------   --------   --------
  Projected benefit obligation in
   excess of plan assets                   6,716      2,564      1,956
  Unrecognized cumulative net
   (loss) gain                            (9,047)    (1,680)     4,626
  Prior service cost unrecognized
   in pension cost                         2,343        381        274
  Unrecognized net implementation
   asset (obligation)                      2,411        112     (2,933)
  Additional minimum liability               925          -          -
                                        --------   --------   --------
  Accrued pension cost                  $  3,348   $  1,377   $  3,923
                                        ========   ========   ========

         The additional minimum liability is shown as a reduction of stockholders' equity.

          The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 8.5% and 4.5%, respectively. The weighted average expected long-term rate of return on assets was 10.25%.

         POSTRETIREMENT BENEFITS - In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. The Company's employees may become eligible for these benefits if they reach normal or early retirement age while working for the Company and if they have accumulated fifteen years of service. Health care costs are paid as they are incurred. Life insurance benefits are provided through an insurance company whose premiums are based on benefits paid during the year.

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

          Postretirement  benefit  costs  for  the years  ended
     December  31, 1994, 1993  and 1992 included  the following
     (in thousands):

                                                   1994     1993     1992
                                                 -------  -------  -------
 Service cost - benefits earned during the year  $   350  $   258  $   312
 Interest cost on projected benefit obligations    1,241    1,128      998
 Amortization (benefit) cost -
   Accumulated Projected Benefit Obligation         (539)    (728)    (743)
                                                 -------  -------  -------
 Total postretirement benefit costs              $ 1,052  $   658  $   567
                                                 =======  =======  =======

          The health care cost trend rates used to measure the expected cost in 1995 for medical, dental and vision benefits were 8%, 5.5% and 5.5%, respectively, each graded down to an ultimate trend rate of 5%, 4.5% and 4.5%, respectively, to be achieved in the year 2021. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 8.5% and 4.5%, respectively. The effect of a one-percentage-point increase in health care cost trend rates for future periods would increase the service cost and interest cost portion of net periodic postretirement benefit cost approximately 18.8%. The accumulated postretirement benefit obligation would increase by approximately 12.8%.

          The amounts recognized in  the Company's Consolidated
     Balance Sheet at December 31, 1994 and 1993 was as follows
     (in thousands):

                                                       1994      1993
                                                     --------  --------
     Plan assets at fair value                       $      -  $      -
     Accumulated postretirement benefit obligation:
        Retirees                                        9,330    12,940
        Fully eligible active plan participants           540       726
        Other active plan participants                  2,183     3,333
     Unrecognized prior service cost                    3,963     4,911
     Unrecognized cumulative net (loss) gain            1,288    (5,080)
     Other                                               (789)     (986)
                                                     --------  --------
     Postretirement benefit liability recognized
         in the Consolidated Balance Sheet           $ 16,515  $ 15,844
                                                     ========  ========

          SAVINGS PLANS - The Company has two savings plans, the Reading & Bates Savings Plan and the Reading & Bates Offshore Savings Plan. Under the plans, an employee may contribute up to 10% of base salary (subject to certain limitations) and the Company may make matching contributions at a rate of up to $1.00 for each dollar contributed by the employee up to 6% of the employee's base salary. Since January 1, 1992, the Company has made matching contributions at a rate of $.50 for each dollar contributed by the employee. Employees may direct the investment of their contributions and the contributions of the Company in various plan options.

          Twenty-five percent of the Company's contribution vests after two years of an employee's service with the Company, 50% after three years, 75% after four years and 100% after five years. Compensation costs under the plans amounted to $531,000 in 1994, $502,000 in 1993 and
     $381,000 in 1992.

          CAREER STOCK PLAN - On March 19, 1992, and at the Annual Meeting of Stockholders on May 20, 1992, the Company's Board of Directors and stockholders, respectively, approved the Company's 1992 Long-Term Incentive Plan (the "1992 Plan"). The 1992 Plan provides for grants of stock options, stock appreciation rights, stock awards and cash awards, which may be granted singly, in combination or in tandem. The 1992 Plan is unfunded insofar as the plan provides for awards of cash, Common Stock or rights thereto. An aggregate of 1,000,000 shares of Common Stock is available for awards granted wholly or partly in Common Stock. The Company has granted Restricted Stock Awards under the 1992 Plan totalling 300,000 shares of Common Stock. Such shares awarded are restricted as to transfer until vested pursuant to a schedule whereby 1/24th of the total number of shares is vested per calendar quarter from June 30, 1992 through
     March  31,  1998  (subject  to  certain  conditions).  The market value at the date of grant of the Common Stock granted was recorded as unearned compensation and is amortized to expense over the periods during which the restrictions lapse or shares vest. Unearned compensation is shown as a reduction of stockholders' equity.

          STOCK OPTION PLAN - On November 29, 1990, and at a special meeting on March 26, 1991, the Company's Board of Directors and stockholders, respectively, approved the Company's 1990 Stock Option Plan (the "1990 Plan"). The 1990 Plan is intended to provide an incentive that will allow the Company to retain in its employ, persons of the training, experience and ability necessary for the development and financial success of the Company. The 1990 Plan authorized options with respect to 1,966,000 shares of Common Stock to be granted to certain employees of the Company at an adjusted option price of $7.375 per share. On September 25, 1991, options with respect to all 1,966,000 shares were granted. As of December 31, 1994, 33,700 options had been exercised and 1,461,100 shares were vested. Total adjusted compensation under the plan of approximately $1,550,000 represents the excess of market price at the measurement date over the option price multiplied by the number of options granted. This amount is being recognized as expense over the four year vesting period which commenced in March 1991. Compensation recognized under the plan for the three years ending December 31, 1994, 1993 and 1992 totalled approximately $507,000, $507,000 and $117,000, respectively. The plan will terminate on March 29, 2001.

   (J)    RELATED PARTY TRANSACTIONS

          In 1994, as a part of the purchase of certain notes and interests relating to two of the leased drilling units "C.E. THORNTON" and "F.G. McCLINTOCK" (see Note E), the Company paid cash of $93,500 and issued 44,000 shares of Common Stock to BCL Investment Partners, L.P. ("BCL"), a major shareholder of the Company during 1994. Such cash and Common Stock represented payment for BCL's proportionate holdings of such notes and interests and was paid pro rata to all sellers of such notes and interests.

          Drilling has a rig management agreement with Sonat Offshore Drilling Inc. ("Sonat Offshore"), a major shareholder of Drilling, for the operation and marketing of both of its drilling units. For each of the years ending December 31, 1994, 1993 and 1992, Drilling paid to Sonat Offshore approximately $2.5 million for such management services. In addition, Drilling has a bareboat charter agreement with Sonat Offshore for one of its drilling units. For the years ended December 31, 1994, 1993, and 1992, Drilling received from Sonat Offshore approximately $13.9 million, $14.7 million, and $3.8 million, respectively, for such bareboat charter. At December 31, 1994 and 1993, Drilling had a net receivable from Sonat Offshore of $4.9 million and $6 million, respectively.

   (K)    SUBSEQUENT EVENT (unaudited)

          On February 28, 1995, the Company announced that it had received an unsolicited merger proposal from Sonat Offshore providing for the acquisition of 100% of the common stock of the Company for a combination of Sonat Offshore common stock and $100 million in cash. As proposed by Sonat Offshore, the Company's shareholders would, at their election, receive either (i) .357 shares of Sonat Offshore common stock or (ii) $7.50 of cash for each share of the Company. To the extent that the election results in an under- or oversubscription as to the $100 million of cash, a proration formula would be utilized. The Company has engaged Morgan Stanley & Co. Incorporated to act as its financial advisor with respect to evaluating the Sonat Offshore proposal. The Company's board of directors is currently evaluating the Sonat Offshore proposal.

   (L)    MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

          The Company, together with its 50% or less owned unconsolidated investees, operates principally in international offshore contract drilling of oil and gas wells. For the year ended December 31, 1994, revenues from one customer of $35.2 million accounted for 21% of the Company's total operating revenues. For the year ended December 31, 1993, revenues from three customers of $39.6 million, $37.7 million and $20.3 million accounted for 22%, 20% and 11%, respectively, of the Company's total operating revenues. For the year ended December 31, 1992, revenues from two customers of $40.9 million and $27.8 million accounted for 26% and 18%, respectively, of the Company's total operating revenues.

          Geographic information about the Company's operations for the three years ended December 31, 1994 is as follows
     (in thousands):

                                   1994        1993      1992
                                 ---------  ---------  ---------
     Operating revenues:
          United States          $  20,151  $  10,878  $   8,095
          Southeast Asia            69,751     54,119     46,636
          Mediterranean-
            Middle East             19,344     53,777     42,330
          Europe                    43,646     50,292     45,835
          Australia                 11,516      5,890          -
          Other Foreign              4,650      8,796     13,763
          Corporate                      -          -          -
                                 ---------  ---------  ---------
            Total                $ 169,058  $ 183,752  $ 156,659
                                 =========  =========  =========

     Operating profit (loss):(1)
          United States          $  (3,691) $    (268) $   2,733
          Southeast Asia            18,413     13,756     11,472
          Mediterranean-
            Middle East                463     17,654      7,988
          Europe                     1,874      6,313     (7,815)
          Australia                  1,500        832          -
          Other Foreign             (3,395)    (3,481)    (1,474)
          Corporate                (18,636)   (17,002)   (14,832)
                                 ---------  ---------  ---------
            Total                $  (3,472) $  17,804  $  (1,928)
                                 =========  =========  =========

     Identifiable assets:
          United States          $  82,639  $  19,032  $  71,014
          Southeast Asia           166,896    139,522    111,981
          Mediterranean-
            Middle East             37,892    112,879    111,201
          Europe                   218,755    240,973    276,307
          Australia                 17,175     21,399          -
          Other Foreign             13,072      2,313      6,087
          Corporate                 49,634     76,144     37,414
                                 ---------  ---------  ---------
            Total                $ 586,063  $ 612,262  $ 614,004
                                 =========  =========  =========

  (1) Operating profit (loss) represents operating revenues less operating expenses, depreciation and amortization, general and administrative and other, net.




                   READING & BATES CORPORATION
                         AND SUBSIDIARIES

         SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

               QUARTERLY FINANCIAL DATA (UNAUDITED)


     Summarized quarterly financial data for the two years ended December 31, 1994, are as follows (in thousands except for per share amounts):

                                          Quarter
                       -------------------------------------------------
                         First     Second    Third     Fourth    Total
                       --------   --------  --------  --------  --------
   1994:
   ----
   Operating revenues  $ 42,357   $ 39,493  $ 42,773  $ 44,435  $169,058
   Gross income (1)    $  6,420   $  1,032  $  3,413  $  3,656  $ 14,521
   Net loss            $ (1,491)  $ (6,038) $ (4,005) $ (5,612) $(17,146)
   Net loss per
    share applicable
    to common
    stockholders       $   (.05)  $   (.13) $   (.09) $   (.11) $   (.39)

   1993:
   ----
   Operating revenues  $ 35,939   $ 48,307  $ 51,429  $ 48,077  $183,752
   Gross income (1)    $  4,183   $ 10,841  $ 12,662  $  8,204  $ 35,890
   Net income (loss)   $ (2,188)  $  2,239  $  5,118  $   (513) $  4,656
   Net income (loss)
    per share
    applicable to
    common
    stockholders       $   (.04)  $    .04  $    .08  $   (.03) $    .05

   ___________________

   (1) Gross income represents operating revenues less operating expenses, depreciation and amortization, and other, net.



    Item 9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure

      Not applicable.

                                    PART III

    The information called for by Part III of Form 10-K is incorporated by reference from the Registrant's Proxy Statement relating to its annual meeting of Stockholders to be held May 2, 1995, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Also reference is made to the information contained under the captioned "Executive Officers of Registrant" contained in Part I hereof.


                                    PART IV

    Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

        (a) Financial Statements and Exhibits

            1. Financial Statements:
               Report of Independent Public Accountants
               Consolidated Balance Sheet as of December 31, 1994 and 1993
               Consolidated  Statement of  Operations  for the  years  ended
               December 31, 1994, 1993 and 1992
               Consolidated  Statement of  Cash Flows  for  the years  ended
               December 31, 1994, 1993 and 1992
               Consolidated  Statement  of    Stockholders' Equity  for  the
               years ended December 31, 1994, 1993 and 1992
               Notes to Consolidated Financial Statements
               Supplemental Consolidated Financial Information (unaudited)

            2. Exhibits:

        Exhibit 3.1 -  The    Registrant's     Restated    Certificate    of
                       Incorporation.  (Filed   as  Exhibit  3.1  to   Post-
                       Effective   Amendment   No.   2   to  the   Company's
                       Registration Statement  on Form  8-A/A dated  May 27,
                       1994 and incorporated herein by reference.)

        Exhibit 3.2 -  The Registrant's  Bylaws,  as  amended  and  restated
                       effective March 2,  1995.   (Filed as Exhibit 3.1  to
                       the  Registrant's Form  8-K dated  March 3,  1995 and
                       incorporated herein by reference.)

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

     Exhibit 4.11   -  Amendment No. 3,  dated as of August 1, 1994,  to the
                       Registration Rights Agreement. (Filed as Exhibit 4.5 to the Registration No. 33-56029 and incorporated herein by reference.)

     Exhibit 4.12   -  Agreement  dated  as  of  March  27, 1991  among  the
                       Registrant,  R&B Rig  Investment Partners,  L.P., R&B
                       MODU  Investment  Associates,  L.P.,  M&W  Investment
                       Partners,  L.P., and  BCL Investment  Partners,  L.P.
                       (Filed as Exhibit 4.24 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

     Exhibit 4.13   -  Termination Agreement dated as of September 14,  1993
                       between the Registrant and  BCL Investment  Partners,
                       L.P.  (Filed as Exhibit  4.13 to the Company's Annual
                       Report on Form 10-K  for 1993 and incorporated herein
                       by reference.)

     Exhibit 4.14   -  Agreement dated March 29, 1991 between the Registrant
                       and  R&B Investment  Partnership,  L.P.    (Filed  as
                       Exhibit 4.25  to the Company's Annual  Report on Form
                       10-K for 1990 and incorporated herein by reference.)

     Exhibit 4.15   -  Amendment No. 1  dated as of January  1, 1992 between
                       the Registrant  and R&B  Investment Partnership, L.P.
                       (Filed as Exhibit 4.15 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

     Exhibit 4.16   -  Amendment  No. 2 dated as of  January 1, 1992 between
                       the Registrant  and R&B  Investment Partnership, L.P.
                       (Filed as Exhibit 4.16 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

     Exhibit 4.17   -  Termination  Agreement dated as of September 14, 1993
                       between   the   Registrant    and   R&B    Investment
                       Partnership,  L.P.   (Filed  as Exhibit  4.17  to the
                       Company's  Annual Report  on Form  10-K for  1993 and
                       incorporated herein by reference.)

     Exhibit 4.18   -  Preferred  Stock Subscription  Agreement dated  as of
                       September   3,  1991   between  Registrant   and  the
                       subscribers,  as amended. (Filed  as Exhibit  4.12 to
                       Registration  No. 33-51120 and incorporated herein by
                       reference.)

     Exhibit 4.19   -  Subscription Agreement dated as of September 3,  1991
                       between Registrant  and the  subscribers, as amended.
                       (Filed as Exhibit  4.14 to Registration No.  33-51120
                       and incorporated herein by reference.)

     Exhibit 4.20   -  Agreement dated  as of  October 15, 1992  between the
                       Registrant  and the  Subscribers as  defined therein.
                       (Filed as Exhibit 10.63 to Registration No. 33-51120 and incorporated herein by reference.)

     Exhibit 4.21   -  Common Stock Issuance  Agreement dated April 19, 1991
                       between the Company and J. W. Bates, Jr., as amended.
                       (Filed as Exhibit 4.15 to Registration No. 33-51120 and incorporated herein by reference.)

     Exhibit 4.22   -  Common  Stock Issuance Agreement dated April 15, 1991
                       between the Company and  R. A. Tappmeyer, as amended.
                       (Filed as Exhibit 4.16 to Registration No. 33-51120 and incorporated herein by reference.)

     Exhibit 4.23   -  Common  Stock  Issuance  Agreement  dated April  1991
                       between the Company  and C. E. Thornton,  as amended.
                       (Filed as  Exhibit 4.17 to Registration  No. 33-51120
                       and incorporated herein by reference.)

     Exhibit 4.24   -  Common Stock  Issuance Agreement dated  as of  August
                       24,  1994  between  the  Company and  BCL  Investment
                       Partners L.P.

     Exhibit 10.1   -  Amended and  Restated Lease  Restructuring  Agreement
                       dated as of March 29, 1991 among the Registrant, other obligors, the Lessors, the Lease Lenders, the Lease Trustees, the Lease Equity Participant and the
                       Lease Agent, all as named therein.  (Filed as Exhibit
                       4.26 to the Company's Annual  Report on Form 10-K for
                       1990 and incorporated herein by reference.)

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
                       Reading  &  Bates  Drilling   Co.,  Reading  &  Bates
                       Exploration   Co.,  and   Reading  &   Bates,   Inc.,
                       subsidiaries of  the Registrant,  and  Internationale
                       Nederlanden Bank N.V.  (Filed as Exhibit 10.11 to the
                       Company's  Annual Report  on Form  10-K for  1993 and
                       incorporated herein by reference.)

     Exhibit 10.12  -  Pledge Agreement  dated  August 18,  1993  among  the
                       Registrant, Reading &  Bates Drilling Co., Reading  &
                       Bates Exploration Co., and Reading & Bates, Inc., subsidiaries of the Registrant, and Internationale
                       Nederlanden Bank N.V.  (Filed as Exhibit 10.12 to the
                       Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

     Exhibit 10.13*-   Reading &  Bates 1990  Stock Option Plan.   (Filed as
                       Appendix  A to  the Company's  Proxy Statement  dated
                       April 26, 1993 and incorporated herein by reference.)

     Exhibit 10.14*-   1992  Long-Term  Incentive Plan  of  Reading  & Bates
                       Corporation.  (Filed as Exhibit B to the Registrant's
                       Proxy Statement dated April 27, 1992 and incorporated herein by reference.)

     Exhibit 10.15*-   Director Stock Option Agreement dated as of September
                       14, 1993 between the Registrant and C. A. Donabedian.
                        (Filed  as  Exhibit 10.15  to  the  Company's Annual
                       Report on Form 10-K  for 1993 and incorporated herein
                       by reference.)

     Exhibit 10.16*-   Director Stock Option Agreement dated as of September
                       14, 1993 between the  Registrant and J.  W. McLean.
                       (Filed as  Exhibit  10.16  to  the  Company's  Annual
                       Report on Form 10-K for 1993 and incorporated herein by reference.)

     Exhibit 10.17*-   Director Stock Option Agreement dated as of September
                       14, 1993 between the Registrant and R. L. Sandmeyer.
                        (Filed  as  Exhibit 10.17  to  the  Company's Annual
                       Report on Form 10-K  for 1993 and incorporated herein
                       by reference.)

     Exhibit 10.18*-   Director Stock Option Agreement dated as of September
                       14, 1993  between the  Registrant and S.  A. Webster.
                       (Filed  as  Exhibit  10.18  to  the  Company's Annual
                       Report on Form 10-K for 1993 and incorporated herein by reference.)

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

     Exhibit 10.21*- Employment Agreement dated as of November 1, 1991 between the Registrant and L. E. Voss, Jr. (Filed as
                       Exhibit 10.34 to the  Company's Annual Report on Form
                       10-K for 1991 and incorporated herein by reference.)

     Exhibit 10.22*-   Amendment No. 1, dated as of October 1, 1993, to  the
                       Employment Agreement  dated as  of November  1,  1991
                       between the Registrant and L. E. Voss, Jr.  (Filed as
                       Exhibit 10.22 to the  Company's Annual Report on Form
                       10-K for 1993 and incorporated herein by reference.)

     Exhibit 10.23*- Employment Agreement dated as of November 1, 1991 between the Registrant and T. W. Nagle. (Filed as
                       Exhibit 10.35 to the  Company's Annual Report on Form
                       10-K for 1991 and incorporated herein by reference.)

     Exhibit 10.24*-   Amendment No. 1, dated as of October 1, 1993, to  the
                       Employment  Agreement  dated as  of November  1, 1991
                       between the Registrant  and T. W.  Nagle.   (Filed as
                       Exhibit 10.24 to the  Company's Annual Report on Form
                       10-K for 1993 and incorporated herein by reference.)

     Exhibit 10.25*-   Employment  Agreement dated  as of  November 1,  1991
                       between the Registrant and  C. R. Ofner.   (Filed  as
                       Exhibit 10.36 to the  Company's Annual Report on Form
                       10-K for 1991 and incorporated herein by reference.)

     Exhibit 10.26*-   Amendment No. 1, dated as of October 1, 1993, to  the
                       Employment  Agreement dated  as  of November  1, 1991
                       between  the Registrant  and C. R. Ofner.   (Filed as
                       Exhibit 10.26 to the  Company's Annual Report on Form
                       10-K for 1993 and incorporated herein by reference.)

     Exhibit 10.27*-   Employment Agreement  dated  as of  November 1,  1991
                       between the Registrant and D. L. McIntire.  (Filed as
                       Exhibit 10.37 to the  Company's Annual Report on Form
                       10-K for 1991 and incorporated herein by reference.)

     Exhibit 10.28*-   Amendment No. 1, dated as of October 1, 1993, to  the
                       Employment Agreement dated as of November 1, 1991 between the Registrant and D. L. McIntire. (Filed as
                       Exhibit 10.28 to the  Company's Annual Report on Form
                       10-K for 1993 and incorporated herein by reference.)

     Exhibit 10.29*-   Employment  Agreement dated  as of  November  1, 1991
                       between the Registrant  and W. K. Hillin.   (Filed as
                       Exhibit 10.38 to the  Company's Annual Report on Form
                       10-K for 1991 and incorporated herein by reference.)

     Exhibit 10.30*-   Amendment No. 1, dated as of October 1, 1993, to  the
                       Employment Agreement dated as of November 1, 1991 between the Registrant and W. K. Hillin. (Filed as
                       Exhibit 10.30 to the  Company's Annual Report on Form
                       10-K for 1993 and incorporated herein by reference.)

     Exhibit 10.31*-   Employment  Agreement dated  as  of January  1,  1992
                       between the Registrant and Paul B. Loyd, Jr.   (Filed
                       as  Exhibit  10.42 to  Registration No.  33-51120 and
                       incorporated herein by reference.)

     Exhibit 10.32*-   Amendment No. 1, dated as of October 1, 1993, to  the
                       Employment Agreement  dated  as  of January  1,  1992
                       between the Registrant and Paul B. Loyd, Jr.   (Filed
                       as Exhibit  10.32 to  the Company's Annual  Report on
                       Form  10-K  for  1993  and  incorporated   herein  by
                       reference.)

     Exhibit 10.33*-   Employment Agreement  dated  as of  January  1,  1992
                       between the Registrant and C. Kirk Rhein, Jr.  (Filed
                       as  Exhibit 10.43  to Registration  No. 33-51120  and
                       incorporated herein by reference.)

     Exhibit 10.34*-   Amendment No. 1, dated as of October 1, 1993, to  the
                       Employment Agreement dated as of January 1, 1992 between the Registrant and C. Kirk Rhein, Jr.
                       (Filed  as  Exhibit 10.34  to  the  Company's  Annual
                       Report on Form 10-K for 1993 and incorporated herein by reference.)

     Exhibit 10.35*-   Employment  Agreement  dated as  of  January  1, 1992
                       between the  Registrant and J.  T. Angel.   (Filed as
                       Exhibit   10.44  to  Registration  No.  33-51120  and
                       incorporated herein by reference.)

     Exhibit 10.36*-   Agreement amending Employment Agreement dated October
                       7,  1993 between  the Registrant  and  J. T.  Angel.
                       (Filed  as  Exhibit  10.36  to the  Company's  Annual
                       Report on Form 10-K for 1993 and incorporated herein by reference.)

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

     Exhibit 10.55  -  Assignment Agreement "F.  G. McClintock" dated  as of
                       August  24,   1994  between   the  Company  and   BCL
                       Investment Partners L.P.

     Exhibit 10.56  -  Assignment  Agreement "F. G. McClintock"  dated as of
                       September  27,  1994   between  the  Company  and  BT
                       Advisors, Inc.

     Exhibit 10.57  -  Assignment  Agreement "C.  E.  Thornton" dated  as of
                       August   24,  1994  between   the  Company   and  BCL
                       Investment Partners L.P.

     Exhibit 10.58  -  Assignment  Agreement "C.  E. Thornton"  dated  as of
                       September  27,  1994  between  the  Company  and   BT
                       Advisors, Inc.

     Exhibit 10.59  -  Assignment Agreement "George H. Galloway" dated as of
                       August  24,  1994  between  the Company  and  Elliott
                       Associates L.P.

     Exhibit 11     -  Computation of Earnings Per Common Share

     Exhibit 21     -  Schedule of Subsidiaries of the Company

     Exhibit 23     -  Consent of Arthur Andersen LLP

     Exhibit 27     -  Financial  Data  Schedule.    (Exhibit  27  is  being
                       submitted as an exhibit only in the electronic format
                       of this Annual Report on Form 10-K being submitted to
                       the Securities and Exchange Commission.)

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

               (b) Reports on Form 8-K

                   During the  three months  ending December  31, 1994, one
                   Current Report on Form 8-K was filed on October 20, 1994 announcing the Company's 3rd quarter 1994 earnings.



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized on March 13, 1995.

                          READING & BATES CORPORATION



                                     By   /s/ Paul B. Loyd, Jr.
                                        ----------------------------
                                           Paul B. Loyd, Jr.
                                           President, Chief Executive Officer,
                                           Chairman and Director


   Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 13, 1995.



   By /s/ Paul B. Loyd Jr.                    By
     --------------------------                 --------------------------
      Paul B. Loyd, Jr.                           Willem Cordia
      President, Chief Executive Officer,         Director
      Chairman and Director


   By /s/ C. Kirk Rhein, Jr.                  By /s/ Charles A. Donabedian
     --------------------------                 --------------------------
      C. Kirk Rhein, Jr.                          Charles A. Donabedian
      Vice Chairman and Director                  Director


   By /s/ Tim W. Nagle                        By /s/ J. W. McLean
     --------------------------                 --------------------------
      Tim W. Nagle                               J. W. McLean
      Vice President and                         Director
      Chief Financial Officer
      Principal Accounting Officer


   By /s/ Ted Kalborg                         By /s/ Arnold L. Chavkin
     --------------------------                 --------------------------
      Ted Kalborg                                Arnold L. Chavkin
      Director                                   Director


   By /s/ Steven A. Webster                   By /s/  Robert L. Sandmeyer
     --------------------------                 --------------------------
      Steven A. Webster                           Robert L. Sandmeyer
      Director                                    Director

