Form 10-Q
period 1995-03-31
READING & BATES CORP
filed 1995-04-21
CIK 82329

===========================================================
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

  (Mark One)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1995
                                or
   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


    NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                  AT APRIL 13, 1995 : 59,721,973

  =============================================================

                  PART I - FINANCIAL INFORMATION
                  ------------------------------

  Item 1.  Financial Statements
  -----------------------------

  Company or Group of Companies for Which Report is Filed:

           Reading & Bates Corporation and Subsidiaries

  The financial statements for the three months ended March 31, 1995 and 1994, include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three months ended March 31, 1995 included herein have been subjected to a limited review by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three months ended March 31, 1995 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1995. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1994.

                   READING & BATES CORPORATION
                         AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                          (in thousands)

                                         MARCH 31,  DECEMBER 31,
                                           1995         1994
                                         ---------  -----------
                                        (unaudited)
  ASSETS
  ------
  CURRENT ASSETS:
  Cash and cash equivalents             $  23,057   $  42,319
    Accounts receivable:
      Trade, net                           42,328      34,430
      Other                                 3,436       2,952
    Materials and supplies inventory        9,703       8,421
    Other current assets                    3,547       4,038
                                        ---------   ---------
     Total current assets                  82,071      92,160
                                        ---------   ---------
  PROPERTY AND EQUIPMENT:
    Drilling                              777,842     775,189
    Other                                   6,437       6,270
                                        ---------   ---------
     Total property and equipment         784,279     781,459
    Accumulated depreciation
       and amortization                  (296,886)   (291,140)
                                        ---------   ---------
     Net property and equipment           487,393     490,319
                                        ---------   ---------
  DEFERRED CHARGES AND OTHER ASSETS         4,051       3,584
                                        ---------   ---------
  TOTAL ASSETS                          $ 573,515   $ 586,063
                                        =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                   READING & BATES CORPORATION
                         AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                          (in thousands)

                                         MARCH 31,  DECEMBER 31,
                                           1995         1994
                                         --------   ------------
                                        (unaudited)

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  CURRENT LIABILITIES:
    Short-term obligations              $   5,690   $  12,222
    Long-term obligations
     due within one year                   44,152      44,099
    Accounts payable - trade               12,497      12,398
    Accrued liabilities                    16,607      16,763
    Income taxes                            6,585       6,580
                                        ---------   ---------
      Total current liabilities            85,531      92,062

  LONG-TERM OBLIGATIONS                    76,553      81,937

  OTHER NONCURRENT LIABILITIES             43,662      42,958

  DEFERRED INCOME TAXES                     2,977       3,075
                                        ---------   ---------
     Total liabilities                    208,723     220,032
                                        ---------   ---------
  COMMITMENTS AND CONTINGENCIES

  MINORITY INTEREST                        43,958      43,871
                                        ---------   ---------
  STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value        2,990       2,990
    Common stock, $.05 par value            2,986       2,986
    Capital in excess of par value        337,611     337,406
    Accumulated deficit
     from March 31, 1991                  (21,568)    (19,984)
    Other                                  (1,185)     (1,238)
                                        ---------   ---------
     Total stockholders' equity           320,834     322,160
                                        ---------   ---------
  TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY             $ 573,515   $ 586,063
                                        =========   =========

The accompanying notes are an integral part of the consolidated financial statements.


                      READING & BATES CORPORATION
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS
               (in thousands except per share amounts)
                             (unaudited)

                                        THREE   MONTHS  ENDED
                                              MARCH 31,
                                        ---------------------
                                          1995         1994
                                        --------     --------
  OPERATING REVENUES                    $ 47,975     $ 42,357
                                        --------     --------
  COSTS AND EXPENSES:
   Operating expenses                     31,911       28,625
   Depreciation and amortization           7,433        6,920
   General and administrative              4,081        4,415
                                        --------     --------
        Total costs and expenses          43,425       39,960
                                        --------     --------
  OPERATING INCOME                         4,550        2,397
                                        --------     --------
  OTHER INCOME (EXPENSE):
   Interest expense                       (3,814)      (3,113)
   Interest income                           425          751
   Other, net                               (210)        (392)
                                        --------     --------
        Total other income (expense)      (3,599)      (2,754)
                                        --------     --------
  INCOME (LOSS) BEFORE INCOME TAX
   EXPENSE AND MINORITY INTEREST             951         (357)

  INCOME TAX EXPENSE                       1,163          908
                                        --------     --------
  LOSS AFTER INCOME TAX EXPENSE AND
   BEFORE MINORITY INTEREST                 (212)      (1,265)

  MINORITY INTEREST                         (157)        (226)
                                        --------     --------
  NET LOSS                                  (369)      (1,491)

  DIVIDENDS ON PREFERRED STOCK             1,215        1,215
                                        --------     --------
  NET LOSS APPLICABLE TO
       COMMON STOCKHOLDERS              $ (1,584)    $ (2,706)
                                        ========     ========
  NET LOSS PER COMMON SHARE             $   (.03)    $   (.05)
                                        ========     ========

The accompanying notes are an integral part of the consolidated financial statements.


                    READING & BATES CORPORATION
                          AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands)
                            (unaudited)

                                             THREE  MONTHS  ENDED
                                                   MARCH 31,
                                              -------------------
                                                1995       1994
                                              --------   --------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                  $   (369)  $ (1,491)
    Adjustments to reconcile net
      loss to net cash (used in)
      provided by operating activities:
     Depreciation and amortization               7,433      6,920
     Loss (gain) on dispositions of
      property and equipment                       171       (255)
     Recognition of deferred expenses            2,655        430
     Minority interest in income of
      consolidated subsidiaries                    157        226
     Changes in assets and liabilities:
      Accounts receivable, net                  (8,191)     4,811
      Materials and supplies inventory          (1,282)      (271)
      Deferred charges and other assets         (2,659)    (1,311)
      Accounts payable - trade                      99     (2,107)
      Accrued liabilities                         (749)      (366)
      Accrued interest                           1,643      1,488
      Accrued lease expense                          -      1,033
      Income taxes                                   5        102
      Deferred income taxes                        (98)         -
      Other, net                                   682        695
                                              --------   --------
        Net cash (used in) provided
          by operating activities                 (503)     9,904
                                              --------   --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Dispositions of property and equipment         166        120
    Purchases of property and equipment         (4,806)    (4,262)
    Business acquisitions                         (300)    (1,139)
    Increase in investments in and advances
      to unconsolidated investees                 (139)      (224)
                                              --------   --------
        Net cash used in investing
            activities                          (5,079)    (5,505)
                                              --------   --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from (payments on)
      short-term obligations                    (6,532)    (2,735)
    Principal payments on long-term
      obligations                               (5,933)    (5,433)
    Dividends paid on preferred stock           (1,215)    (1,215)
                                              --------   --------
        Net cash used in financing
         activities                            (13,680)    (9,383)
                                              --------   --------
  NET DECREASE IN CASH AND CASH EQUIVALENTS    (19,262)    (4,984)
                                              --------   --------
  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                    42,319     80,385
                                              --------   --------
  CASH AND CASH EQUIVALENTS AT END OF
    PERIOD                                    $ 23,057   $ 75,401
                                              ========   ========
  Supplemental Cash Flow Disclosures:
      Interest paid                           $  2,551   $  1,892
      Income taxes paid                       $  1,258   $    839

The accompanying notes are an integral part of the consolidated financial statements.


                      READING & BATES CORPORATION
                            AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

  A)   COMMITMENTS AND CONTINGENCIES

            LITIGATION - On March 17, 1995, an action was filed
       by Louis Silverman, individually and on behalf of all other shareholders of Reading & Bates Corporation similarly situated, against the Company and the individual members of its board of directors in the Court of Chancery of the State of Delaware, New Castle County. On April 7, 1995 three additional actions were filed on behalf of Congregation Beth Joseph, Harry Lewis and Mortimer Shulman against the Company and its directors in the Court of Chancery of the State of Delaware. In each of the four actions, the plaintiff alleges, inter alia, that the directors breached their fiduciary duties by rejecting the previously announced unsolicited merger proposal made by Sonat Offshore Drilling Inc. and by adopting the previously announced shareholder rights plan. Each of the named plaintiffs in the four actions purports to be an owner of the Company's Common Stock and seeks to represent a class of shareholders of the Company who are similarly situated. Each of the plaintiffs seeks injunctive relief, damages in unspecified amounts and certain other relief, including costs and expenses. The Company believes each of the plaintiff's claims in these four actions are groundless and that it has meritorious defenses in each action. The Company intends to defend each action vigorously.

  B)   OTHER NONCURRENT LIABILITIES

            The components of "OTHER NONCURRENT LIABILITIES" were as follows (in thousands):

                                          March 31,  December 31,
                                            1995        1994
                                         ----------  -----------
   Postretirement benefit obligations    $ 16,127     $ 15,950
   Net liabilities associated
      with discontinued operations          6,977        7,003
   Pension obligations                      6,585        6,994
   Accrued interest expense related to
     the 8% Senior Subordinated
     Convertible Debentures due
     December 1998                         10,791       10,419
   Other                                    3,182        2,592
                                         --------     --------
     Total                               $ 43,662     $ 42,958
                                         ========     ========

  C) CAPITAL SHARES

          On March 15, 1995, the Company's board of directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's Common Stock outstanding on March 31, 1995 (the"Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $1.00 per share (the "Preferred Shares") of the Company at a price of $30.50, subject to adjustment. The Rights will not become exercisable until 10 days after a public announcement that a person or group has acquired 10% or more of the Company's Common Stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 10% or more of the Company's Common Stock (the earlier of such dates being called the "Distribution Date"). Rights will be issued for all shares of the
     Company's Common Stock issued and outstanding on the Record Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's Common Stock and will be transferrable only with the Company's Common Stock. In the event that any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter entitle its holder to purchase shares of the Company's Common Stock having a market value of two times the exercise price of the Right. After any person or group has become an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding shares of Common Stock, the Company's board of directors may exchange each Right (other than Rights of the Acquiring Person), in whole or in part, at an exchange ratio of one Common Share or one one-hundredth of a Preferred Share per Right. If after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right will entitle its holder to purchase, at the Right's then current exercise price, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. The board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to such time as any person or group becomes an Acquiring Person. The Rights expire on March 31, 2005. Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a preferential quarterly dividend payment equal to the greater of $1 per share or 100 times the dividend declared per Common Share. Liquidation preference will be equal to the greater of $100 per share or 100 times the payment made per Common Share. Each Preferred Share will have one vote, voting together with the Common Stock.


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  To the Board of Directors and Stockholders
  Reading & Bates Corporation


     We have reviewed the accompanying consolidated balance sheet of Reading & Bates Corporation (a Delaware corporation) and Subsidiaries as of March 31, 1995, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


  /s/Arthur Andersen LLP

  Houston, Texas
  April 19, 1995

  Item 2.  Management's Discussion and Analysis of Financial
  ----------------------------------------------------------
  Condition and Results of Operations
  -----------------------------------

  MATERIAL CHANGES IN FINANCIAL CONDITION

     On February 28, 1995, the Company announced that it had received an unsolicited merger proposal from Sonat Offshore Drilling Inc. ("Sonat Offshore") providing for the acquisition of 100% of the common stock of the Company for a combination of Sonat Offshore common stock and $100 million in cash. As proposed by Sonat Offshore, the Company's shareholders would have, at their election, received either
  (i) .357 shares of Sonat Offshore common stock or (ii) $7.50 of cash for each share of the Company. To the extent that the election resulted in an under- or oversubscription as to the $100 million of cash, a proration formula would have been utilized. The Company engaged Morgan Stanley & Co. Incorporated to act as its financial advisor with respect to evaluating the Sonat Offshore proposal. On March 16, 1995, the Company announced that its board of directors had rejected the Sonat Offshore proposal on the basis that it was not in the best interests of the Company and its shareholders. On April 18, 1995, Sonat Offshore announced that the merger discussions had broken off following the rejection by the Company of Sonat Offshore's proposal.

     On March 15, 1995, the Company's board of directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's Common Stock outstanding on March 31, 1995 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $1.00 per share (the "Preferred Shares") of the Company at a price of $30.50, subject to adjustment. The Rights will not become exercisable until 10 days after a public announcement that a person or group has acquired 10% or more of the Company's Common Stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 10% or more of the Company's Common Stock (the earlier of such dates being called the "Distribution Date"). Rights will be issued for all shares of the Company's Common Stock issued and outstanding on the Record Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's Common Stock and will be transferrable only with the Company's Common Stock. In the event that any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter entitle its holder to purchase shares of the Company's Common Stock having a market value of two times the exercise price of the Right. After any person or group has become an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding shares of Common Stock, the Company's board of directors may exchange each Right (other than Rights of the Acquiring Person), in whole or in part, at an exchange ratio of one Common Share or one one-hundredth of a Preferred Share per Right. If after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right will entitle its holder to purchase, at the Right's then current exercise price, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. The board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to such time as any person or group becomes an Acquiring Person. The Rights expire on March 31, 2005. Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a preferential quarterly dividend payment equal to the greater of $1 per share or 100 times the dividend declared per Common Share. Liquidation preference will be equal to the greater of $100 per share or 100 times the payment made per Common Share. Each Preferred Share will have one vote, voting together with the Common Stock.

     Liquidity of the Company should be considered in light of the significant fluctuations in demand experienced by drilling contractors as rapid changes in oil and gas producers' expectations, budgets and drilling plans occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. As of March 31, 1995, approximately $15 million of total consolidated cash and cash equivalents of $23.1 million are restricted from the Company's use outside of Drilling. The Company's management currently expects that its cash flow from operations, in combination with cash on hand and other sources, including short-term loans, debt rescheduling, new debt, new equity, asset disposals and/or by delaying a portion of planned capital or other expenditures, will be sufficient to satisfy the Company's 1995 working capital needs, dividends on preferred stock, capital expenditures on its existing fleet, debt, lease and other payment obligations. In view of the Company's debt repayment schedule for the balance of 1995, amounting in the aggregate to $39.2 million (including that of Drilling), the Company expects certain debt rescheduling and/or other financing will likely be required in 1995. Management is constantly evaluating alternatives available to the Company and believes that sufficient flexibility exists to meet any liquidity shortfalls.

     The Company intends to continue to modernize and expand its fleet, in order to meet the requirements of competitive conditions and the changing needs of its customers. In this regard, the Company has from time to time in the past engaged in, and currently continues to engage in, preliminary discussions with other industry participants with respect to business combinations that would potentially strengthen its competitive position in the offshore drilling industry. Moreover, the Company continues to consider the selective acquisition of existing rigs, directly or through business combination transactions. In addition, the Company's wholly owned subsidiary, Reading & Bates Development Co. ("Development") is the General Contractor for the provision of a semisubmersible floating production system for the Liuhua 11-1 Project being jointly developed by Amoco Orient Petroleum Company and China Offshore Oil Nanhai East Corporation in the South China Sea. Development recently entered into a letter of intent with Enserch Exploration, Inc. to acquire approximately a 20% working interest in Enserch Exploration's Green Canyon 254 Project in the U.S. Gulf of Mexico. Subject to the rights of the working interest owners under the joint operating agreement, the Company's third-generation semisubmersible "M. G. HULME, JR." would also receive a three year drilling contract, plus options, for the field's development drilling upon completion of an upgrade of the unit for operations in up to 3,300 feet of water, and the Company would convert its second-generation semisubmersible "RIG 41", or an equivalent unit, to a floating production vessel. The project, if successful, would have a very substantial impact on the Company's future earnings and cash flow, as the Company's estimated revenues from its total involvement in this project should exceed $350 million over a 5 to 7 year project life. The Company continues to consider selective expansion in floating production through additional management contracts, alliances with other companies, the acquisition of floating production equipment and/or participation in field development projects.


  MATERIAL CHANGES IN RESULTS OF OPERATIONS

            THREE MONTHS ENDED MARCH 31, 1995 COMPARED
               TO THREE MONTHS ENDED MARCH 31, 1994

     The Company's net loss for the three months ended March 31, 1995 was $.4 million ($.03 per share after preferred stock dividends of $1.2 million) compared with a net loss of $1.5 million ($.05 per share after preferred stock dividends of $1.2 million) for the same period of 1994. Income from operations for the three months ended March 31, 1995 was $4.6 million compared to income from operations of $2.4 million in 1994. The Company's utilization for the three months ended March 31, 1995 and 1994 was 86% and 77%, respectively.

     Operating revenues are primarily a function of dayrates and utilization. The $5.6 million increase in operating revenues for the three months ended March 31, 1995 over the same period in 1994 is due to the increased utilization of the jackup and semisubmersible fleets. The primary factor for the increase was the fourth-generation semisubmersible "JACK BATES" which operated the entire three months ended March 31, 1995 compared to the same period in 1994 where the rig was either stacked or under tow from the Mediterranean to offshore Indonesia. Included in operating revenues for the three months ended March 31, 1994 is $1.8 million of operating revenues generated from the operation of the "SONNY VOSS" which in December 1994 was removed from the Company's fleet as a result of the Company negotiating an early release from its remaining lease obligation. Also, included in operating revenues for the three months ended March 31, 1994 is $2.4 million of operating revenues due to the settlement of the loss of hire claim relating to the "JACK BATES" casualty caused by Hurricane Andrew in 1992. The net effect of the "JACK BATES" loss of hire settlement and physical damage claims on the Company's results of operations for the three months ended March 31, 1994 was income of $2.2 million.

     Operating   expenses  do  not   necessarily  fluctuate  in
  proportion to changes in operating revenues due to the continuation of personnel on board and equipment maintenance when the Company's drilling units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's drilling units and the mix of labor between expatriates and nationals as stipulated in the drilling contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the drilling unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed in accordance with the Company's preventive maintenance program.

     The $3.3 million increase in operating expenses for the three months ended March 31, 1995 over the same period in 1994 is primarily due to the increased utilization of the "JACK BATES" during the three months ended March 31, 1995. As mentioned above, the "JACK BATES" was under tow to offshore Indonesia during the three months ended March 31, 1994 which resulted in lower operating expenses since during mobilization periods net mobilization expenses are normally deferred and amortized over the following contract. In addition, two of the Company's jackups moved into geographic areas with higher operating costs. Included in operating expenses for the three months ended March 31, 1994 is $1.7 million of operating expenses (net of a $.4 million credit due to the recognition of the deferred gain on the sale/leaseback) generated from the operation of the "SONNY VOSS" which in December 1994 was removed from the Company's fleet as a result of the Company negotiating an early release from its remaining lease obligation. Also, included in operating expenses for the three months ended March 31, 1994 is $1.5 million of lease expense relating to two of the Company's jackups. In September 1994, the Company purchased certain notes and interests relating to the lease debt outstanding associated with the operating leases of the two jackups.


                   PART II - OTHER INFORMATION
                   ---------------------------

  Item 1.  Legal Proceedings
  --------------------------

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

     On March 17, 1995, an action was filed by Louis Silverman, individually and on behalf of all other shareholders of Reading & Bates Corporation similarly situated, against the Company and the individual members of its board of directors in the Court of Chancery of the State of Delaware, New Castle County. On April 7, 1995 three additional actions were filed on behalf of Congregation Beth Joseph, Harry Lewis and Mortimer Shulman against the Company and its directors in the Court of Chancery of the State of Delaware. In each of the four actions, the plaintiff alleges, inter alia, that the directors breached their fiduciary duties by rejecting the previously announced unsolicited merger proposal made by Sonat Offshore Drilling Inc. and by adopting the previously announced shareholder rights plan. Each of the named plaintiffs in the four actions purports to be an owner of the Company's Common Stock and seeks to represent a class of shareholders of the Company who are similarly situated. Each of the plaintiffs seeks injunctive relief, damages in unspecified amounts and certain other relief, including costs and expenses. The Company believes each of the plaintiff's claims in these four actions are groundless and that it has meritorious defenses in each action. The Company intends to defend each action vigorously.

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


  Item 6(a).  Exhibits
  --------------------

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



  Item 6(b). Reports on Form 8-K
  ------------------------------

           There were eight Current Reports on Form 8-K filed during the three months ended March 31, 1995. A Current Report on Form 8-K was filed January 9, 1995 disclosing the Company's early termination of the bareboat charter of the "SONNY VOSS" ; filed February 16, 1995 disclosing the Company's fourth quarter and yearend 1994 earnings; filed February 24, 1995 disclosing the termination of the letter of intent to establish a joint venture with DeepTech International Inc.; filed February 28, 1995 disclosing the Company's receipt of an unsolicited merger proposal from Sonat Offshore Drilling Inc.; filed March 2, 1995 disclosing the Company's receipt of contract commitments for two of its third-generation semisubmersibles; filed March 3, 1995 disclosing the Company's amended and restated by-laws; filed March 7, 1995 disclosing the Company's appointment of Morgan Stanley & Co. Incorporated to serve as financial advisors; and filed March 16, 1995 disclosing the Company's Rights Agreement dated March 15, 1995 and the rejection of Sonat Offshore Drilling Inc.'s merger proposal.




                            SIGNATURE
                            ---------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              READING & BATES CORPORATION


                              By /s/T. W. Nagle
                                 ------------------------
                                 T. W. Nagle
                                 Vice President and Chief
                                 Financial Officer

  Date: April 21, 1995




                          EXHIBIT INDEX
  Exhibit
  Number            Description
  ------- ----------------------------------------------------

  11 Computation of Earnings Per Common Share, Primary and Fully Diluted.

  15      Letter re:  unaudited interim financial information.

  27      Financial  Data  Schedule.   (Exhibit 27  is   being
          submitted  as  an  exhibit  only  in the  electronic
          format of this   Quarterly Report on Form 10-Q being
          submitted to the Securities and Exchange Commission.)