Form 10-Q
period 1995-06-30
READING & BATES CORP
filed 1995-07-24
CIK 82329

=========================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)
    (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1995
                                      or
    ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


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


          NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                         AT JULY 14, 1995 : 59,758,923



  ==========================================================================

                        PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Company or Group of Companies for Which Report is Filed:

                 Reading & Bates Corporation and Subsidiaries

  The financial statements for the three and six month periods ended June 30, 1995 and 1994, include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three and six month periods ended June 30, 1995 included herein have been subjected to a limited review by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1995. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1994.

                          READING & BATES CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                              JUNE 30,      DECEMBER 31,
                                                1995            1994
                                            ----------      -----------
                                            (unaudited)
  ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents              $  40,386        $  42,319
      Accounts receivable:
        Trade, net                              40,956           34,430
        Other                                    4,023            2,952
      Materials and supplies inventory           9,516            8,421
      Other current assets                       2,014            4,038
                                             ---------        ---------
        Total current assets                    96,895           92,160
                                             ---------        ---------
  PROPERTY AND EQUIPMENT:
      Drilling                                 787,280          775,189
      Other                                      6,454            6,270
                                             ---------        ---------
        Total property and equipment           793,734          781,459
      Accumulated depreciation
       and amortization                       (302,864)        (291,140)
                                             ---------        ---------
        Net property and equipment             490,870          490,319
                                             ---------        ---------
  DEFERRED CHARGES AND OTHER ASSETS              3,916            3,584
                                             ---------        ---------
  TOTAL ASSETS                               $ 591,681        $ 586,063
                                             =========        =========

 The accompanying notes are an integral part of the consolidated financial statements.


                          READING & BATES CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                              JUNE 30,      DECEMBER 31,
                                                1995           1994
                                             ---------      -----------
                                            (unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Short-term obligations                  $  20,177        $  12,222
     Long-term obligations due
      within one year                           43,476           44,099
     Accounts payable - trade                   10,365           12,398
     Accrued liabilities                        16,419           16,763
     Income taxes                                6,489            6,580
                                             ---------        ---------
     Total current liabilities                  96,926           92,062

  LONG-TERM OBLIGATIONS                         81,286           81,937

  OTHER NONCURRENT LIABILITIES                  43,718           42,958

  DEFERRED INCOME TAXES                          2,977            3,075
                                             ---------        ---------
     Total liabilities                         224,907          220,032
                                             ---------        ---------
  COMMITMENTS AND CONTINGENCIES

  MINORITY INTEREST                             44,436           43,871
                                             ---------        ---------
  STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value            2,990            2,990
     Common stock, $.05 par value                2,988            2,986
     Capital in excess of par value            337,856          337,406
     Accumulated deficit from March 31, 1991   (20,351)         (19,984)
     Other                                      (1,145)          (1,238)
                                             ---------        ---------
     Total stockholders' equity                322,338          322,160
                                             ---------        ---------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $ 591,681        $ 586,063
                                             =========        =========

 The accompanying notes are an integral part of the consolidated financial statements.

                          READING & BATES CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                         JUNE 30,             JUNE 30,
                                    ------------------   ------------------
                                      1995      1994       1995      1994
                                    --------  --------   --------  --------
  OPERATING REVENUES                $ 50,382  $ 39,493   $ 98,357  $ 81,850
                                    --------  --------   --------  --------
  COSTS AND EXPENSES:
    Operating expenses                31,234    30,973     63,145    59,598
    Depreciation and amortization      7,380     7,121     14,813    14,041
    General and administrative         4,354     4,555      8,435     8,970
                                    --------  --------   --------  --------
      Total costs and expenses        42,968    42,649     86,393    82,609
                                    --------  --------   --------  --------
  OPERATING INCOME (LOSS)              7,414    (3,156)    11,964      (759)
                                    --------  --------   --------  --------
  OTHER INCOME (EXPENSE):
    Interest expense                  (3,939)   (3,204)    (7,753)   (6,317)
    Interest income                      480     1,052        905     1,803
    Other, net                          (472)     (367)      (682)     (759)
                                    --------  --------   --------  --------
      Total other income
       (expense)                      (3,931)   (2,519)    (7,530)   (5,273)
                                    --------  --------   --------  --------
  INCOME (LOSS) BEFORE INCOME
       TAX EXPENSE AND MINORITY
       INTEREST                        3,483    (5,675)     4,434    (6,032)

  INCOME TAX EXPENSE                     569     1,174      1,732     2,082
                                    --------  --------   --------  --------
  INCOME (LOSS) AFTER INCOME
       TAX EXPENSE AND BEFORE
       MINORITY INTEREST               2,914    (6,849)     2,702    (8,114)

  MINORITY INTEREST                     (482)      811       (639)      585
                                    --------  --------   --------  --------
  NET INCOME (LOSS)                    2,432    (6,038)     2,063    (7,529)

  DIVIDENDS ON PREFERRED STOCK         1,215     1,215      2,430     2,430
                                    --------  --------   --------  --------
  NET INCOME (LOSS) APPLICABLE
     TO COMMON STOCKHOLDERS         $  1,217  $ (7,253)  $   (367) $ (9,959)
                                    ========  ========   ========  ========
  NET INCOME (LOSS) PER
     COMMON SHARE                   $    .02  $   (.13)  $   (.01) $   (.18)
                                    ========  ========   ========  ========

  The accompanying notes are an integral part of the consolidated financial statements.

                          READING & BATES CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                   -------------------
                                                     1995        1994
                                                   --------    -------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                             $  2,063   $ (7,529)
     Adjustments to reconcile net income
       (loss) to net cash provided
        by operating activities:
      Depreciation and amortization                  14,813     14,041
      Loss (gain) on dispositions of
       property and equipment                           335       (710)
      Recognition of deferred expenses                4,609      1,806
      Minority interest in income
      (loss) of consolidated subsidiaries               639       (585)
      Changes in assets and liabilities:
        Accounts receivable, net                     (7,435)     1,553
        Materials and supplies inventory             (1,095)      (572)
        Deferred charges and other assets            (2,979)    (2,951)
        Accounts payable - trade                     (2,033)     3,254
        Accrued liabilities                            (874)       663
        Accrued interest                              2,690      2,491
        Accrued lease expense                             -     (2,335)
        Deferred revenue                                  -      3,543
        Income taxes                                    (91)       193
        Deferred income taxes                           (98)       131
        Other, net                                    1,026      1,942
                                                   --------   --------
          Net cash provided by
            operating activities                     11,570     14,935
                                                   --------   --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Dispositions of property and equipment             281        436
     Purchases of property and equipment            (15,862)    (8,613)
     Business acquisitions                             (356)    (4,502)
     Increase in investments in and advances
       to unconsolidated investees                     (554)      (221)
                                                   --------   --------
         Net cash used in investing activities      (16,491)   (12,900)
                                                   --------   --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term obligations             12,500          -
     Net proceeds from short-term obligations         7,955      4,172
     Principal payments on long-term obligations    (15,037)   (10,117)
     Dividends paid on preferred stock               (2,430)    (2,430)
                                                   --------   --------
         Net cash provided by (used in)
           financing activities                       2,988     (8,375)
                                                   --------   --------
  NET DECREASE IN CASH AND CASH EQUIVALENTS          (1,933)    (6,340)

  CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                              42,319     80,385
                                                   --------   --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 40,386   $ 74,045
                                                   ========   ========
  Supplemental Cash Flow Disclosures:
      Interest paid                                $  5,319   $  3,404
      Income taxes paid                            $  1,947   $  2,135

 The accompanying notes are an integral part of the consolidated financial statements.

                          READING & BATES CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

  A)  COMMITMENTS AND CONTINGENCIES

          LITIGATION - On March 17, 1995, an action was filed by Louis Silverman, individually and on behalf of all other shareholders of Reading & Bates Corporation similarly situated, against the Company and the individual members of its board of directors in the Court of Chancery of the State of Delaware, New Castle County. On April 7, 1995 three additional actions were filed on behalf of Congregation Beth Joseph, Harry Lewis and Mortimer Shulman against the Company and its directors in the Court of Chancery of the State of Delaware. In each of the four actions, the plaintiff alleges, inter alia, that the directors breached their fiduciary duties by rejecting the previously announced unsolicited merger proposal made by Sonat Offshore Drilling Inc. and by adopting the previously announced shareholder rights plan. Each of the named plaintiffs in the four actions purports to be an owner of the Company's Common Stock and seeks to represent a class of shareholders of the Company who are similarly situated. Each of the plaintiffs seeks injunctive relief, damages in unspecified amounts and certain other relief, including costs and expenses. The Company believes each of the plaintiff's claims in these four actions are groundless and that the defendants have meritorious defenses in each action. The Company intends to defend each action vigorously.

  B) LONG-TERM OBLIGATIONS

                                                (in thousands)
                                                 ------------
     Debt obligations at December 31, 1994         $ 126,036
        Proceeds from CIT Group (1)                   12,500
        Less cash payments                           (15,037)
        Other                                          1,263
                                                   ---------
     Debt obligations at June 30, 1995               124,762
        Less long-term obligations due
            within one year                          (43,476)
                                                   ---------
     Long-term obligations at June 30, 1995        $  81,286
                                                   =========

              (1) In May 1995, the Company entered into a $25  million loan agreement with The CIT Group/Equipment Financing, Inc. (the "CIT Group"). The terms of the loan agreement allow the Company to receive advances (up to $25 million) from the CIT Group until December 29, 1995 and at such date the entire $25 million is required to be outstanding. As of June 30, 1995, the Company had received $12.5 million and subsequent to June 30, 1995, the Company received the remaining $12.5 million on July 17, 1995. The loan bears interest at the one month LIBOR (6.0625% at June 30, 1995) plus 2.5%, and interest is payable monthly. Loan principal is repayable commencing in November 1996 in 35 equal monthly installments of $416,666 and one payment of $10,416,690 in October 1999. The loan agreement contains covenants which require the Company to meet certain financial conditions, including, among others, a cash flow coverage ratio and a long-term debt to total assets ratio, and is collateralized by vessel mortgages on two of the drilling units owned by the Company and related assignments of insurance and earnings.

  C)      OTHER NONCURRENT LIABILITIES

          The components of "OTHER NONCURRENT LIABILITIES" were as follows (in thousands):

                                                  June 30,   December 31,
                                                     1995        1994
                                                  --------   -----------
      Postretirement benefit obligations          $ 16,080     $ 15,950
      Net liabilities associated with
        discontinued operations                      6,916        7,003
      Pension obligations                            6,808        6,994
      Accrued interest expense related to the
        8% Senior Subordinated Convertible
        Debentures due December 1998                11,163       10,419
      Other                                          2,751        2,592
                                                  --------     --------
      Total                                       $ 43,718     $ 42,958
                                                  ========     ========

  D)  CAPITAL SHARES

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To the Board of Directors and Stockholders
  Reading & Bates Corporation


      We have reviewed the accompanying consolidated balance sheet of Reading & Bates Corporation (a Delaware corporation) and Subsidiaries as of June 30, 1995, and the related consolidated statements of operations for the three and six month periods ended June 30, 1995 and 1994 and the consolidated statement of cash flows for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


  Arthur Andersen LLP

  Houston, Texas
  July 18, 1995

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   MATERIAL CHANGES IN FINANCIAL CONDITION

         On February 28, 1995, the Company announced that it had received an unsolicited merger proposal from Sonat Offshore Drilling Inc. ("Sonat Offshore") providing for the acquisition of 100% of the common stock of the Company for a combination of Sonat Offshore common stock and $100
   million  in  cash.    As  proposed  by  Sonat  Offshore,  the  Company's
   shareholders would have, at their election, received either (i) .357 shares of Sonat Offshore common stock or (ii) $7.50 of cash for each share of the Company. To the extent that the election resulted in an under-or oversubscription as to the $100 million of cash, a proration formula
   would  have been utilized.   The  Company engaged  Morgan Stanley  & Co.
   Incorporated to act as its financial advisor with respect to evaluating the Sonat Offshore proposal. On March 16, 1995, the Company announced that its board of directors had rejected the Sonat Offshore proposal on the basis that it was not in the best interests of the Company and its
   shareholders.   On  April 18,  1995, Sonat  Offshore announced  that the
   merger discussions had broken off following the rejection by the Company
   of  Sonat Offshore's  proposal.   The  Company  responded the  same  day
   announcing that discussions with Sonat Offshore had not to that date demonstrated a willingness on the part of Sonat Offshore to consider a transaction that would be reflective of the short-term or long-term
   business  prospects and  value  of the  Company.   Subsequent  to  their
   announcing their intent to break off discussions in April 1995, Sonat Offshore initiated additional discussions in May 1995 with regard to
   potential  merger  transactions.    However,  the  Company  feels  those
   subsequent discussions likewise did  not result in terms  that recognize
   the  Company's  current  or long-term  value.    The  Company and  Sonat
   Offshore discontinued  discussions in  June 1995.   The Company  remains
   willing   to   engage   in  discussions   regarding   possible  business
   combinations that would potentially strengthen its  competitive position
   in  the  offshore  drilling   industry  and  appropriately  reflect  the
   underlying value of the Company

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

         The Company's principal credit facility (the "ING Facility") with ING Bank was amended and restated April 27, 1995. The ING Facility currently consists of six facilities, "Facility A", "Facility B", "Facility C", "Facility D", "Facility E", and "Facility F". Facility A is in the form of a term loan with a restated principal amount outstanding at December 31, 1994 of $15 million. Principal payments which commenced on December 31, 1994 under the restated facility agreement consist of four equal semiannual installments of $3.75 million with interest payments at a varying rate equal to the 6 month London Interbank Offered Rate ("LIBOR") (6% at June 30, 1995) plus 1.5%. Facility B, which was not restated in the amendment, is also in the form of a term loan with an original balance of $45 million. Principal payments which commenced on June 30, 1993 consist of nine equal semiannual installments of approximately $4.4 million and a final installment of $5.2 million. Interest is payable quarterly at the 3 month LIBOR (6.0625% at June 30, 1995) plus 1.9375%. Facilities C, D, E and F consist of $50 million of working capital financing. Facility C is in the form of an overdraft account with up to $15 million available through August 1, 1995 (the Company expects to conclude an extension of this facility until December 31, 1995 prior to August 1, 1995). Interest on amounts outstanding under Facility C is paid quarterly at the prime rate of Citibank, N.A. (9.0% as of June 30, 1995) plus 1.25%. Facility D is in the form of a $5 million letter of credit for a term not to extend beyond April 30, 1996. Facility E is in the form of standby letters of credit in an aggregate amount of $15 million with expiration dates on or before June 30, 1997. Facilities D and E letters of credit support bid, performance, and other bonds needed by the Company in the ordinary course of business. Facility F is in the form of standby letters of credit used to obtain customs bonds respecting duties assessed on the Company's drilling equipment or rigs in Indonesia in a total amount not to exceed $15 million. The terms of Facility F letters of credit shall not extend beyond June 30, 1997. The amendment allows for the transfer of the unused portion of commitment under Facility C to Facility E or Facility F, or under Facility E to Facility C or Facility F. As of June 30, 1995, the Company had drawn down $14.2 million available from Facility C and had drawn down an additional $6 million which was transferred from Facility E to Facility C for a total of $20.2 million included in Short-term obligations.

         Liquidity of the Company should be considered in light of the significant fluctuations in demand experienced by drilling contractors as rapid changes in oil and gas producers' expectations, budgets and drilling plans occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. As of June 30, 1995, approximately $18.5 million of total consolidated cash and cash equivalents of $40.4 million are restricted from the Company's use outside of Arcade Drilling AS ("Drilling"). The Company's management currently expects that its cash flow from operations, in combination with cash on hand and other sources will be sufficient to satisfy the Company's 1995 working capital needs, dividends on preferred stock, capital expenditures on its existing fleet, debt, lease, and other payment obligations. Other sources of cash might include short-term loans, debt rescheduling, new debt, new equity, asset disposals and/or by delaying a portion of planned capital or other expenditures. As disclosed at the end of the first quarter of 1995, in view of the Company's debt repayment schedule for the balance of 1995 currently amounting in the aggregate to $56.1 million (including that of Drilling and amounts to be repaid to ING Bank as described below), the Company expected certain debt rescheduling and/or other financing would likely be required by yearend. Accordingly, in May 1995, the Company entered into a $25 million loan agreement with The CIT Group /Equipment Financing, Inc. (the "CIT Group"). The terms of the loan agreement allow the Company to receive advances up to $25 million from the CIT Group until December 29, 1995 at which date the entire $25 million is required to be outstanding. See Note B of Notes to Consolidated Financial Statements for a further discussion of the CIT Group loan terms. The Company has agreed to pay off the ING Facility by December 31, 1995. The principal balance outstanding to ING Bank at December 31, 1995 is expected to be approximately $26.0 million of which $17.8 million is currently classified as long-term. Presently, the Company is confident in its ability to secure replacement financing prior to the pay off and has therefore not included the $17.8 million at June 30, 1995 in the CURRENT LIABILITIES section of the Company's Consolidated Balance Sheet. Management is constantly evaluating financing alternatives available to the Company and believes that sufficient flexibility exists to meet any liquidity shortfalls.

         The Company intends to continue to modernize and expand its fleet, in order to meet the requirements of competitive conditions and the changing needs of its customers. In this regard, the Company has from time to time in the past engaged in, and currently remains willing to engage in, preliminary discussions with other industry participants with respect to business combinations that would potentially strengthen its competitive position in the offshore drilling industry. Moreover, the Company continues to consider the selective acquisition of existing rigs, directly or through business combination transactions. In addition, the Company's wholly owned subsidiary, Reading & Bates
   Development Co. ("Development") is the General Contractor for the provision of a semisubmersible floating production system for the Liuhua 11-1 Project being jointly developed by Amoco Orient Petroleum Company ("Amoco") and China Offshore Oil Nanhai East Corporation in the South China Sea. The Liuhua 11-1 Project is near completion and the floating production system was delivered to Amoco on June 12, 1995. In April 1995, Development entered into a letter of intent with Enserch Exploration, Inc. ("Enserch") to acquire a 20% working interest in Enserch's Green Canyon 254 Project in the U.S. Gulf of Mexico. Subject to the rights of the working interest owners under the joint operating agreement, the Company's third-generation semisubmersible "M. G. HULME, JR." would also receive a three year drilling contract, plus options, for the field's development drilling upon completion of an upgrade of the unit for operations in up to 3,300 feet of water, and the Company would convert its second-generation semisubmersible "RIG 41", or an equivalent unit, to a floating production vessel capable of processing up to 70,000 barrels of oil per day. The project, if successful, would have a substantial impact on the Company's future earnings and cash flow. In May 1995, Mobil Exploration & Producing U.S. Inc., an affiliate of Mobil Corporation, signed a letter of intent to purchase a 40% working interest in the project. Enserch is expected to retain the remaining 40% working interest in the Project. The Company continues to consider selective expansion in floating production through additional management contracts, alliances with other companies, the acquisition of floating production equipment and/or participation in field development projects.

   MATERIAL CHANGES IN RESULTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 1995 COMPARED
                       TO SIX MONTHS ENDED JUNE 30, 1994

      The Company's net income for the six months ended June 30, 1995 was $2.1 million ($.01 loss per share after preferred stock dividends of $2.4 million) as compared to a net loss of $7.5 million ($.18 loss per share after preferred stock dividends of $2.4 million). The Company's rig utilization for the six months ended June 30, 1995 and 1994 was 84% and 73%, respectively.

      Operating  revenues   are  primarily  a   function  of  dayrates  and
   utilization. The $16.5 million increase in operating revenues for the six months ended June 30, 1995 over the same period in 1994 is mainly attributable to increased utilization of the jackup and fourth-generation fleets. In regards to the jackup fleet in particular, utilization increased from 69% in the first half of 1994 to 83% in the first half of 1995. As an offset to this increase, included in operating revenues for the first half of 1994 is $1.8 million generated from the operations of the "SONNY VOSS" which in December 1994 was removed from the Company's fleet as a result of the Company negotiating
   an  early release  from  its remaining  lease  obligation.       Further
   offsetting the improvement in the jackup fleet was the performance of the Company's one mat-supported jackup, the "D. K. MCINTOSH". While this rig  was  100% utilized  during the  first half  of  1994, the  rig operated only 5 days during the first half of 1995. In regards to the fourth-generation fleet in particular, the "JACK BATES" and the "ARCADE FRONTIER" both had significantly improved utilization rates and moderately improved dayrates for the first half of 1995 as compared to the first half of 1994. Mitigating the improvements in operating revenues reported for the "JACK BATES" in the first half of 1995 as compared to the first half of 1994 is the reporting of $2.4 million of operating revenues due to the 1994 settlement of the loss of hire claim relating to the "JACK BATES" casualty caused by Hurricane Andrew. Countering the overall improvements in utilization and dayrates of the jackup and fourth-generation fleets, the utilization for the tender and third-generation fleets dropped considerably in the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. In particular, the tender, "CHARLEY GRAVES" completed a three and one-half year contract in Malaysia in mid April of 1995 then remained stacked for the remainder of the second quarter of 1995. Additionally, the third-generation semi, "JIM CUNNINGHAM" experienced considerable downtime during the first half of 1995 as compared to the first half of 1994 due to drydocking for hull enhancements and contract preparation work.

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

      Operating expenses increased $3.5 million for the six months ended June 30, 1995 as compared to the same period in 1994 in part due to the increased utilization of the "JACK BATES" between those periods. The "JACK BATES" operated for most of the first half of 1995 (92%) as compared to the first half of 1994 when the rig was under tow to offshore Indonesia for almost three months. Extended mobilization periods and contract preparation periods generally result in lower operating expenses since net mobilization and contract preparation expenses are normally deferred and amortized over the following contract. Also, the "ARCADE FRONTIER" experienced significantly higher operating costs in the first half of 1995 as compared to the first half of 1994 because the rig was stacked for an extended period during the first half of 1994 and had reduced operating expenses somewhat during that period. In addition, two of the Company's jackups moved into geographic areas with higher operating costs. Countering these operating expense increases were two items which reduced operating expenses in the first half of 1995 as compared to the first half of 1994: Included in operating expenses for the six months ended June 30, 1994 is $3.1 million of operating expenses (net of a $.9 million credit due to the recognition of the deferred gain on the sale/leaseback) generated from the operation of the "SONNY VOSS" which in December 1994 was removed from the Company's fleet as a result of the Company negotiating an early release from its remaining lease obligation. Also included in operating expenses for the six months ended June 30, 1994 is $3.1 million of lease expense relating to two of the Company's jackups. In September 1994, the Company purchased certain notes and interest relating to the lease debt outstanding associated with the operating leases of the two jackups.

      Income tax expense decreased for the six months ended June 30, 1995 compared to the same period in 1994 despite the increase in income before income taxes. Such decrease is primarily due to a change in the Company's foreign geographic areas of operations.

                    THREE MONTHS ENDED JUNE 30, 1995 COMPARED
                      TO THREE MONTHS ENDED JUNE 30, 1994

      The Company's net income for the three months ended June 30, 1995 was $2.4 million ($.02 per share after preferred stock dividends of $1.2 million) compared with a net loss of $6.0 million ($.13 per share after preferred stock dividends of $1.2 million) for the same period of 1994. Income from operations for the three months ended June 30, 1995 was $7.4 million compared to a net loss from operations of $3.2 million in 1994. The Company's rig utilization for the three months ended June 30, 1995 and 1994 was 83% and 69%, respectively.

      As mentioned, operating revenues are primarily a function of dayrates and utilization. The $10.9 million increase in operating revenues for the three months ended June 30, 1995 over the same period in 1994 is mainly attributable to increased utilization of the jackup and fourth-generation fleets. In regards to the jackup fleet in particular, four specific rigs, the "D. R. STEWART", the "H. H. WARD", the "ROGER MOWELL", and the "C. E. THORNTON" all experienced significant improvements in their utilization rates for the second quarter of 1995 as compared to the second quarter of 1994. The average utilization for those rigs mentioned during the three months ended June 30, 1995 was approximately 92% as compared to average utilization for the same four rigs of approximately 23% during the three months ended June 30, 1994.
   This 69% improvement in average utilization for those specific rigs translates to an approximately $6.7 million improvement in operating revenues for the Company. This improvement in the jackup fleet was partially offset by the performance of the Company's one mat-supported jackup, the "D. K. MCINTOSH". While this rig was 100% utilized during the second quarter of 1994, the rig was stacked the entire second quarter of 1995 contributing an approximately $1.4 million unfavorable variance between the two periods. In regards to the fourth-generation fleet in particular, the "JACK BATES" and the "ARCADE FRONTIER" both had significantly improved utilization rates for the second quarter of 1995 as compared to the second quarter of 1994. The "JACK BATES" recorded 55% utilization for the three months ended June 30, 1994 versus 85% for the three months ended June 30, 1995. The "ARCADE FRONTIER" went from 19% to 100% utilization for the same periods. Additionally, these same two rigs experienced significant increases in dayrates between the two periods. Countering the improvements in utilization and dayrates of the jackup and fourth-generation fleets, the utilization for the tenders and third-generation fleets dropped considerably in the second quarter of 1995 as compared to the second quarter of 1994. In particular, the tender, "CHARLEY GRAVES" completed a three and one-half year contract in Malaysia in mid April of 1995 then remained stacked for the remainder of the second quarter of 1995. Additionally, the third-generation semi, "JIM CUNNINGHAM" experienced considerable downtime during the second quarter of 1995 as compared to the second quarter of 1994 due to drydocking for hull enhancements and contract preparation work.

      Operating expenses increased only $.3 million for the three months ended June 30, 1995 as compared to the same period in 1994. The $.3 million is inclusive of a few relatively large offsetting variances. The "JACK BATES" operated for most of the second quarter of 1995 (85%) as compared to the second quarter of 1994 when the rig was under tow to offshore Indonesia and\or stacked for almost half the quarter. Also, the "ARCADE FRONTIER" experienced significantly higher operating costs in the second quarter of 1995 as compared to the second quarter of 1994 because the rig was stacked for an extended period during the first half of 1994 and had therefore reduced operating expenses somewhat during that period which includes the second quarter. In addition, two of the Company's jackups moved into geographic areas with higher operating costs. Countering these operating expense increases were two items which reduced operating expenses in the second quarter of 1995 as compared to the second quarter of 1994: Included in operating expenses for the three months ended June 30, 1994 is $1.4 million of operating expenses generated from the operation of the "SONNY VOSS" which in December 1994 was removed from the Company's fleet as a result of the Company negotiating an early release from its remaining lease obligation. Also, included in operating expenses for the three months ended June 30, 1994 is $1.6 million of lease expense relating to two of the Company's jackups. In September 1994, the Company purchased certain notes and interest relating to the lease debt outstanding associated with the operating leases of the two jackups.

      Income tax expense decreased for the three months ended June 30, 1995 compared to the same period in 1994 despite the increase in income before income taxes. Such decrease is primarily due to a change in the Company's foreign geographic areas of operations.

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

      On March 17, 1995, an action was filed by Louis Silverman, individually and on behalf of all other shareholders of Reading & Bates Corporation similarly situated, against the Company and the individual members of its board of directors in the Court of Chancery of the State of Delaware, New Castle County. On April 7, 1995 three additional actions were filed on behalf of Congregation Beth Joseph, Harry Lewis and Mortimer Shulman against the Company and its directors in the Court of Chancery of the State of Delaware. In each of the four actions, the plaintiff alleges, inter alia, that the directors breached their fiduciary duties by rejecting the previously announced unsolicited merger proposal made by Sonat Offshore Drilling Inc. and by adopting the previously announced shareholder rights plan. Each of the named plaintiffs in the four actions purports to be an owner of the Company's Common Stock and seeks to represent a class of shareholders of the Company who are similarly situated. Each of the plaintiffs seeks injunctive relief, damages in unspecified amounts and certain other relief, including costs and expenses. The Company believes each of the plaintiff's claims in these four actions are groundless and that the defendants have meritorious defenses in each action. The Company intends to defend each action vigorously.

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

   Item 4.  Results of Votes of Security Holders

          At the annual meeting of stockholders of Reading & Bates Corporation, held on May 2, 1995, three Class I directors were elected by a vote of common stock shareholders, as outlined in the Company's Proxy Statement relating to the annual meeting. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement and all of such nominees were elected, with 41,428,349, 41,427,536 and 41,426,270 votes for each of Mr. Donabedian, Mr. Rhein and Mr. Sandmeyer, respectively, and 460,136, 460,936 and 462,215 votes withheld from each of such nominees, respectively. In addition four proposals were voted upon: i) a proposal to approve the
      Company's 1995 Long-Term Incentive Plan, with 31,291,448 votes for the proposal, 9,685,728 votes against the proposal and 911,309 abstentions, ii) a proposal to approve the Company's 1995 Director Stock Option Plan, with 38,697,920 votes for the proposal, 2,424,258 votes against the proposal and 766,307 abstentions, iii) a proposal to ratify and approve the appointment of Arthur Andersen LLP as independent public accountants for the Company for its fiscal year 1995, with 41,336,299 votes for the proposal, 359,426 votes against the proposal and 192,760 abstentions and iv) a proposal by a stockholder, as set out under the heading "Stockholder Proposal" in the Company's Proxy Statement dated March 29, 1995, with 1,524,168 votes for the proposal, 25,178,415 votes against the proposal and 840,758 abstentions.

   Item 6(a).  Exhibits

      Exhibit 10.1- Loan  Agreement dated  as  of May  25,  1995 among  the
                    Registrant and Reading & Bates Offshore, Limited, a subsidiary of the Registrant, and the CIT Group/Equipment Financing, Inc.

      Exhibit 10.2- Amended and Restated Credit Facility Agreement dated as of April 27, 1995 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading and Bates, Inc., Reading and Bates Borneo Drilling Co., Ltd. and Reading & Bates (A) Pty. Ltd., subsidiaries of the Registrant, and Internationale Nederlanden Bank N.V.

      Exhibit 11- Computation of Earnings Per Common Share, Primary and Fully Diluted.

      Exhibit 15-   Letter    regarding    unaudited   interim    financial
                    information.

      Exhibit 27- Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

   Item 6(b). Reports on Form 8-K

          There were eight Current Reports on form 8-K filed during the three months ended June 30, 1995. A Current Report on Form 8-K was filed April 6, 1995 disclosing an action filed against the Company and the individual members of its board of directors by a shareholder; filed April 12, 1995 disclosing additional actions filed by three shareholders against the Company and individual members of its board of directors; filed April 18, 1995 disclosing the Company's response to a press release issued on April 18, 1995 by Sonat Offshore Drilling Inc.; filed April 19, 1995 disclosing the Company's first quarter 1995 earnings; filed April 20, 1995 disclosing a letter of intent with Enserch Exploration, Inc.; filed April 21, 1995 disclosing the text of the Company's reply to Sonat Offshore Drilling Inc.'s letter dated April 13, 1995; filed May 2, 1995 disclosing the resignation of Mr. Willem Cordia from the board of directors due to health reasons and the appointment of Mr. M.A.E. Laqueur to the board of directors; and filed May 15, 1995 disclosing the signing of a letter of intent by Mobil Exploration & Producing U.S. Inc. with Enserch Exploration, Inc.

                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            READING & BATES CORPORATION



  Date: July 21, 1995                       By  /s/T. W. Nagle
                                               ------------------------
                                               T. W. Nagle
                                               Vice President and Chief
                                               Financial Officer

                                 EXHIBIT INDEX
  Exhibit
  Number                Description


  10.1 Loan Agreement dated as of May 25, 1995 among the Registrant and Reading & Bates Offshore, Limited, a subsidiary of the Registrant, and the CIT Group/Equipment Financing, Inc.

  10.2 Amended and Restated Credit Facility Agreement dated as of April 27, 1995 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading and Bates, Inc., Reading and Bates Borneo Drilling Co., Ltd. and Reading & Bates
            (A) Pty. Ltd., subsidiaries of the Registrant, and Internationale Nederlanden Bank N.V.

  11        Computation  of Earnings  Per Common  Share, Primary  and  Fully
            Diluted.

  15        Letter re:  unaudited interim financial information.

  27 Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)