Form 10-Q
period 1995-09-30
READING & BATES CORP
filed 1995-10-24
CIK 82329

============================================================================
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q

  (Mark One)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1995
                                or
   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


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


    NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                 AT OCTOBER 13, 1995 :  61,245,725



============================================================================

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

                 Reading & Bates Corporation and Subsidiaries

The financial statements for the three and nine month periods ended September 30, 1995 and 1994, include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three and nine month periods ended September 30, 1995 included herein have been subjected to a limited review by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1995. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1994.

                         READING & BATES CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                              SEPTEMBER 30,    DECEMBER 31,
                                                  1995             1994
                                              -------------    ------------
                                              (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $  34,363       $  42,319
  Accounts receivable:
   Trade, net                                       41,346          34,430
   Other                                             2,554           2,952
  Materials and supplies inventory                   9,914           8,421
  Other current assets                               4,661           4,627
                                                 ---------       ---------
   Total current assets                             92,838          92,749
                                                 ---------       ---------
PROPERTY AND EQUIPMENT:
  Drilling                                         825,737         775,189
  Other                                              9,200           6,270
                                                 ---------       ---------
   Total property and equipment                    834,937         781,459
  Accumulated depreciation
    and amortization                              (309,860)       (291,140)
                                                 ---------       ---------
   Net property and equipment                      525,077         490,319
                                                 ---------       ---------
DEFERRED CHARGES AND OTHER ASSETS                    2,657           3,733
                                                 ---------       ---------
TOTAL ASSETS                                     $ 620,572       $ 586,801
                                                 =========       =========

The accompanying notes are an integral part of the consolidated financial statements.


                  READING & BATES CORPORATION
                        AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET
                         (in thousands)

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   1995            1994
                                               -------------    ------------
                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Short-term obligations                          $  13,272       $  12,222
 Long-term obligations due within one year          45,320          44,099
 Accounts payable - trade                            4,358          12,398
 Accrued liabilities                                15,680          17,322
                                                 ---------       ---------
    Total current liabilities                       78,630          86,041

LONG-TERM OBLIGATIONS                               96,728          81,937

OTHER NONCURRENT LIABILITIES                        50,684          49,717

DEFERRED INCOME TAXES                                2,977           3,075
                                                 ---------       ---------
  Total liabilities                                229,019         220,770
                                                 ---------       ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                   44,496          43,871
                                                 ---------       ---------
STOCKHOLDERS' EQUITY:
 Preferred stock, $1.00 par value                    2,985           2,990
 Common stock, $.05 par value                        3,062           2,986
 Capital in excess of par value                    354,573         337,406
 Accumulated deficit from March 31, 1991           (12,463)        (19,984)
 Other                                              (1,100)         (1,238)
                                                 ---------       ---------
  Total stockholders' equity                       347,057         322,160
                                                 ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 620,572       $ 586,801
                                                 =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                          READING & BATES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                     ------------------   --------------------
                                       1995      1994       1995        1994
                                     --------  --------   ---------  ---------
  OPERATING REVENUES                 $ 54,661  $ 42,773   $ 153,018  $ 124,623
                                     --------  --------   ---------  ---------
  COSTS AND EXPENSES:
    Operating expenses                 30,503    30,703      93,648     90,301
    Depreciation and amortization       7,786     7,302      22,599     21,343
    General and administrative          3,686     4,271      12,121     13,241
                                     --------  --------   ---------  ---------
       Total costs and expenses        41,975    42,276     128,368    124,885
                                     --------  --------   ---------  ---------
  OPERATING INCOME (LOSS)              12,686       497      24,650       (262)
                                     --------  --------   ---------  ---------
  OTHER INCOME (EXPENSE):
    Interest expense                   (3,944)   (3,443)    (11,697)    (9,760)
    Interest income                       498       792       1,403      2,595
    Other, net                           (272)   (1,355)       (954)    (2,114)
                                     --------  --------   ---------  ---------
     Total other income (expense)      (3,718)   (4,006)    (11,248)    (9,279)
                                     --------  --------   ---------  ---------
  INCOME (LOSS) BEFORE
      INCOME TAX EXPENSE
      AND MINORITY INTEREST             8,968    (3,509)     13,402     (9,541)

  INCOME TAX EXPENSE (BENEFIT)           (193)      709       1,539      2,791
                                     --------  --------   ---------  ---------
  INCOME (LOSS) AFTER INCOME
      TAX EXPENSE AND BEFORE
      MINORITY INTEREST                 9,161    (4,218)     11,863    (12,332)

  MINORITY INTEREST                       (61)      213        (700)       798
                                     --------  --------   ---------  ---------
  NET INCOME (LOSS)                     9,100    (4,005)     11,163    (11,534)

  DIVIDENDS ON PREFERRED STOCK          1,212     1,214       3,642      3,644
                                     --------  --------   ---------  ---------
  NET INCOME (LOSS) APPLICABLE
       TO COMMON STOCKHOLDERS        $  7,888  $ (5,219)  $   7,521  $ (15,178)
                                     ========  ========   =========  =========
  NET INCOME (LOSS) PER
      COMMON SHARE                   $    .13  $   (.09)  $     .13  $    (.27)
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


                          READING & BATES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   ---------------------
                                                     1995        1994
                                                   --------     --------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                             $ 11,163     $(11,534)
     Adjustments to reconcile net
      income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization                  22,599       21,343
      Loss (gain) on dispositions of
         property and equipment                         323       (1,267)
      Recognition of deferred expenses                6,640        2,745
      Minority interest in income (loss)
        of consolidated subsidiaries                    700         (798)
      Changes in assets and liabilities:
        Accounts receivable, net                     (6,320)       1,142
        Materials and supplies inventory             (1,493)        (254)
        Deferred charges and other assets            (5,689)      (2,854)
        Accounts payable - trade                     (8,040)       1,299
        Accrued liabilities                          (2,790)         913
        Accrued interest                              4,246        4,122
        Accrued lease expense                             -        3,344
        Deferred revenue                                  -          785
        Deferred income taxes                           (98)         197
        Other, net                                    1,015        2,569
                                                   --------     --------
          Net cash provided by operating
                activities                           22,256       21,752
                                                   --------     --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Dispositions of property and equipment             603          598
     Purchases of property and equipment            (33,450)     (34,798)
     Business acquisitions                             (400)      (9,576)
     Increase in investments in and advances
       to unconsolidated investees                     (552)        (218)
                                                   --------     --------
          Net cash used in investing activities     (33,799)     (43,994)
                                                   --------     --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term obligations             25,000            -
     Net proceeds from short-term obligations         1,050          642
     Principal payments on long-term obligations    (20,970)     (15,550)
     Exercise of stock options                        2,149            -
     Dividends paid on preferred stock               (3,642)      (3,644)
                                                   --------     --------
          Net cash provided by (used in)
              financing activities                    3,587      (18,552)
                                                   --------     --------
  NET DECREASE IN CASH AND CASH EQUIVALENTS          (7,956)     (40,794)

  CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                            42,319       80,385
                                                   --------     --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 34,363     $ 39,591
                                                   ========     ========
  Supplemental Cash Flow Disclosures:
      Interest paid                                $  8,346     $  5,808
      Income taxes paid                            $  2,339     $  3,081
      Noncash investing activities:
        Purchase of property and equipment
        in exchange for equity or debt             $ 24,708     $ 24,324

The accompanying  notes  are  an  integral  part  of  the   consolidated
financial  statements.


                          READING & BATES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

  A)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            RECLASSIFICATION   -  Certain   prior  period   amounts   in  the
       consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income (loss) or the overall financial condition of the Company.

  B)   COMMITMENTS AND CONTINGENCIES

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

  C)  LONG-TERM OBLIGATIONS

                                                       (in thousands)
                                                       --------------
       Debt obligations at December 31, 1994              $ 126,036
         Proceeds from CIT Group (1)                         25,000
         Deferred payment obligation (2)                     10,000
         Less cash payments                                 (20,970)
         Other                                                1,982
                                                          ---------
       Debt obligations at September 30, 1995               142,048
         Less long-term obligations due
              within one year                               (45,320)
                                                          ---------
       Long-term obligations at
              September 30, 1995                          $  96,728
                                                          =========

              (1) In May 1995, the Company entered into a $25 million loan agreement with The CIT Group/Equipment Financing, Inc. (the "CIT Group"). The terms of the loan agreement allow the Company to receive advances (up to $25 million) from the CIT Group until December 29, 1995 and at such date the entire $25 million is required to be outstanding. As of September 30, 1995, the Company had received the entire $25 million. The loan bears interest at the one month LIBOR (5.875 % at September 30, 1995) plus 2.5%, and interest is payable monthly. Loan principal is repayable commencing in November 1996 in 35 equal monthly installments of $416,667 and one payment of $10,416,655 in October 1999. The loan agreement contains covenants which require the Company to meet certain financial conditions, including, among others, a cash flow coverage ratio and a long-term debt to total assets ratio, and is collateralized by vessel mortgages on two of the drilling units owned by the Company and related assignments of insurance and earnings.

              (2) In September 1995, the Company entered into a $10 million deferred payment obligation in connection with the purchase of the support vessel "IOLAIR". The deferred payment obligation bears interest at a fixed rate of 8%, principal repayments are $2.5 million in September 1996, $7 million in September 1998 and $.5 million in September 2000, and the obligation is collateralized by a vessel mortgage on the support vessel "IOLAIR".

  D)    OTHER NONCURRENT LIABILITIES

              The components of "OTHER NONCURRENT LIABILITIES" were as follows (in thousands):

                                              September 30,  December 31,
                                                    1995         1994
                                              -------------  ------------
      Postretirement benefit obligations        $ 16,078      $ 15,950
      Net liabilities associated with
          discontinued operations                  6,976         7,003
      Pension obligations                          6,243         6,994
      Reserve for foreign income taxes             5,831         6,759
      Accrued interest expense related to the
        8% Senior Subordinated Convertible
        Debentures due December 1998              11,535        10,419
      Other                                        4,021         2,592
                                                --------      --------
      Total                                     $ 50,684      $ 49,717
                                                ========      ========

  E)  CAPITAL SHARES

            On March 15, 1995, the Company's board of directors declared a dividend of one preferred share purchase right (a "Right") for each out-standing share of the Company's Common Stock outstanding on March 31, 1995 (the"Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $1.00 per share (the "Preferred Shares") of the Company at a price of $30.50, subject to adjustment. The Rights will not become exercisable until 10 days after a public announcement that a person or group has acquired 10% or more of the Company's Common Stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 10% or more of the Company's Common Stock (the earlier of such dates being called the "Distribution
      Date").   Rights will be issued for all  shares of the Company's Common
      Stock  issued  and  outstanding  on   the  Record  Date.     Until  the
      Distribution Date, the Rights will be evidenced by the certificates representing the Company's Common Stock and will be transferrable only
      with the  Company's Common  Stock.   In the  event that  any person  or
      group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter entitle its holder to purchase shares of the Company's Common Stock having a market value of two times the exercise price of the Right. After any person or group has become an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding shares of Common Stock, the Company's board of directors may exchange each Right (other than Rights of the Acquiring Person), in whole or in part, at an exchange ratio of one Common Share or one one-hundredth of a Preferred Share per Right. If after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right will entitle its holder to purchase, at the Right's then current exercise price, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. The board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to such time as any person or group becomes an
      Acquiring Person.   The Rights  expire on  March 31,  2005.   Preferred
      Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a preferential quarterly dividend payment equal to the greater of $1 per share or 100 times the
      dividend declared  per Common  Share.   Liquidation preference  will be
      equal to the greater of $100 per share or 100 times the payment made per Common Share. Each Preferred Share will have one vote, voting together with the Common Stock.

            In September 1995, the Company purchased the second-generation semisubmersible drilling unit "RIG 42" (ex "FPS EDDIE DELAHOUSSAYE") from FPS II, Inc. In connection with the purchase of "RIG 42" the Company issued 1,232,057 shares of the Company's Common Stock, par value $.05 per share and filed a shelf registration statement in September 1995 registering such 1,232,057 shares. The Company has been informed that all of such shares have been sold. Pursuant to the terms of registration rights agreements among the Company and certain other holders of the Company's common stock, as currently in effect, the Company is required to maintain continuously effective shelf registration statements with respect to approximately 11.5 million shares of its common stock until the earlier to occur of (i) the sale of such shares by the holders thereof or (ii) August 1, 1996 (in the case of approximately 9.2 million shares) or September 14, 1996 (in the case of approximately 2.3 million shares).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To the Board of Directors and Stockholders
  Reading & Bates Corporation


        We have reviewed the accompanying consolidated balance sheet of Reading & Bates Corporation (a Delaware corporation) and Subsidiaries as of September 30, 1995, and the related consolidated statements of operations for the three and nine month periods ended September 30, 1995 and 1994 and the consolidated statement of cash flows for the nine month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

  Houston, Texas
  October 16, 1995

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  MATERIAL CHANGES IN FINANCIAL CONDITION

      On February 28, 1995, the Company announced that it had received an unsolicited merger proposal from Sonat Offshore Drilling Inc. ("Sonat Offshore") providing for the acquisition of 100% of the common stock of the Company for a combination of Sonat Offshore common stock and $100
  million  in  cash.     As  proposed  by  Sonat  Offshore,   the  Company's
  shareholders would have, at their election, received either (i) .357 shares of Sonat Offshore common stock or (ii) $7.50 of cash for each share of the Company. To the extent that the election resulted in an under- or oversubscription as to the $100 million of cash, a proration formula would have been utilized. The Company engaged Morgan Stanley & Co. Incorporated to act as its financial advisor with respect to evaluating the Sonat
  Offshore proposal.   On  March 16,  1995, the Company  announced that  its
  board of directors had rejected the Sonat Offshore proposal on the basis that it was not in the best interests of the Company and its shareholders. On April 18, 1995, Sonat Offshore announced that the merger discussions had broken off following the rejection by the Company of Sonat Offshore's proposal. The Company responded the same day announcing that discussions with Sonat Offshore had not to that date demonstrated a willingness on the part of Sonat Offshore to consider a transaction that would be reflective of the short-term or long-term business prospects and value of the
  Company.    Subsequent  to  their  announcing their  intent  to  break off discussions in April 1995, Sonat Offshore initiated additional discussions in May 1995 with regard to potential merger transactions. However, these subsequent discussions similarly did not result in terms that recognized the Company's current or long-term value. The Company and Sonat Offshore discontinued discussions in June 1995. The Company remains willing to engage in discussions regarding possible business combinations that would potentially strengthen its competitive position in the offshore drilling industry, appropriately reflect the underlying value of the Company and maximize shareholder value.

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

     In September 1995, the Company purchased the support vessel "IOLAIR" from BP Exploration Operating Company Limited ("BP Exploration"). The "IOLAIR" is a dynamically positioned third-generation semisubmersible support vessel built in 1982 for field support and living accommodations. The "IOLAIR" is currently contracted with BP Exploration and will under-go a comprehensive upgrade in 1996 after which it will be used under a long-term gain share alliance with BP Exploration for its west of Shetland development program, and will be available for use by other North Sea area operators. Also in September 1995, the Company purchased the second-generation semisubmersible drilling unit "RIG 42" (ex "FPS EDDIE DELAHOUSSAYE") from FPS II, Inc. "RIG 42" is an excellent candidate for the extended well test market, deepwater and/or harsh environment drilling or eventual conversion to a floating production service. In connection with the purchase of "RIG 42" the Company issued 1,232,057 shares of the Company's Common Stock, par value $.05 per share and filed a shelf registration statement in September 1995 registering such 1,232,057 shares. The Company has been informed that all of such shares have been sold. Pursuant to the terms of registration rights agreements among the Company and certain other holders of the Company's common stock, as currently in effect, the Company is required to maintain continuously effective shelf registration statements with respect to approximately 11.5 million shares of its common stock until the earlier to occur of (i) the sale of such shares by the holders thereof or (ii) August 1, 1996 (in the case of approximately 9.2 million shares) or September 14, 1996 (in the case of approximately 2.3 million shares).

     The Company's principal credit facility (the "ING Facility") with ING Bank was amended and restated April 27, 1995 (as discussed below, the Company has agreed to pay off the ING Facility by December 31, 1995). The ING Facility currently consists of six facilities, "Facility A", "Facility B", "Facility C", "Facility D", "Facility E", and "Facility F". Facility A is in the form of a term loan with a restated principal amount outstanding at December 31, 1994 of $15 million. Principal payments which commenced on December 31, 1994 under the restated facility agreement consist of four equal semiannual installments of $3.75 million with interest payments at a varying rate equal to the 6 month London Interbank Offered Rate ("LIBOR") (5.96875% at September 30, 1995) plus 1.5%. Facility B, which was not restated in the amendment, is also in the form of a term loan with an original balance of $45 million. Principal payments which commenced on June 30, 1993 consist of nine equal semiannual installments of approximately $4.4 million and a final installment of $5.2 million. Interest is payable quarterly at the 3 month LIBOR (5.96875% at September 30, 1995) plus 1.9375%. Facilities C, D, E and F consist of $50 million of working capital financing. Facility C is in the form of an overdraft account with up to $15 million available through December 31, 1995. Interest on amounts outstanding under Facility C is paid quarterly at the prime rate of Citibank, N.A. (8.75% as of September 30, 1995) plus 1.25%. Facility D is in the form of a $5 million letter of credit for a term not to extend beyond April 30, 1996. Facility E is in the form of standby letters of credit in an aggregate amount of $15 million with expiration dates on or before June 30, 1997. Facilities D and E letters of credit support bid, performance, and other bonds needed by the Company in the ordinary course of business. Facility F is in the form of standby letters of credit used to obtain customs bonds respecting duties assessed on the Company's drilling equipment or rigs in Indonesia in a total amount not to exceed $15 million. The terms of Facility F letters of credit shall not extend beyond June 30, 1997. The amendment allows for the transfer of the unused portion of commitment under Facility C to Facility E or Facility F, or under Facility E to Facility C or Facility F. As of September 30, 1995, the Company had drawn down $13.3 million available from Facility C which is included in Short-term obligations.

     Liquidity of the Company should be considered in light of the significant fluctuations in demand experienced by drilling contractors as rapid changes in oil and gas producers' expectations, budgets and drilling plans occur. These fluctuations can rapidly impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. As of September 30, 1995, approximately $16 million of total consolidated cash and cash equivalents of $34.4 million are restricted from the Company's use outside of Arcade Drilling AS ("Drilling"). The Company's management currently expects that its cash flow from operations, in combination with cash on hand and other sources will be sufficient to satisfy the Company's 1995 and 1996 working capital needs, dividends on preferred stock, capital expenditures on its existing fleet, debt and other payment obligations. Other sources of cash might include short-term loans, debt rescheduling, new debt, new equity, asset disposals and/or by delaying a portion of planned capital or other expenditures. As disclosed at the end of the first quarter of 1995, in view of the Company's debt repayment schedule for the balance of 1995 currently amounting in the aggregate to $50.1 million (including amounts to be repaid to ING Bank as described below), the Company expected certain debt rescheduling and/or other financing would likely be required by yearend. In May 1995, the Company entered into a $25 million loan agreement with The CIT Group /Equipment Financing, Inc. (the "CIT Group"). The terms of the loan agreement allow the Company to receive advances up to $25 million from the CIT Group until December 29, 1995 at which date the entire $25 million is required to be outstanding. See Note C of Notes to Consolidated Financial Statements for a further discussion of the CIT Group loan terms. The Company has agreed to pay off the ING Facility by December 31, 1995. The principal balance outstanding to ING Bank at December 31, 1995 is expected to be approximately $26 million of which $17.8 million is currently classified as long-term. The Company is confident in its ability to secure replacement financing prior to the pay off and has therefore not included the $17.8 million at September 30, 1995 in the CURRENT LIABILITIES section of the Company's Consolidated Balance Sheet. Management is constantly evaluating financing alternatives available to the Company and believes that sufficient flexibility exists to meet any liquidity shortfalls.

     The Company intends to continue to modernize and expand its fleet, in order to meet the requirements of competitive conditions and the changing needs of its customers. In this regard, the Company has from time to time in the past engaged in, and currently remains willing to engage in, preliminary discussions with other industry participants with respect to business combinations that would potentially strengthen its competitive position in the offshore drilling industry. Moreover, the Company continues to consider the selective acquisition of existing rigs, directly or through business combination transactions. In addition, the Company's wholly owned subsidiary, Reading & Bates Development Co. ("Development") was the General Contractor for the provision of a semisubmersible floating production system for the Liuhua 11-1 Project which was being jointly developed by Amoco Orient Petroleum Company ("Amoco") and China Offshore Oil Nanhai East Corporation in the South China Sea. The Liuhua 11-1 Project has been completed and the floating production system was delivered to Amoco in June 1995. In April 1995, Development entered into a letter of intent with Enserch Exploration, Inc. ("Enserch") to acquire a 20% working interest in Enserch's Green Canyon 254 Project in the U.S. Gulf of Mexico. Subject to the rights of the working interest owners under the joint operating agreement, the Company's third-generation semisubmersible "M. G. HULME, JR." would also receive a three year drilling contract, plus options, for the field's development drilling upon completion of an upgrade of the unit for operations in up to 3,300 feet of water, and the Company would convert its second-generation semisubmersible "RIG 41", or an equivalent unit, to a floating production vessel capable of processing up to 70,000 barrels of oil per day. The project, if successful, would have a substantial impact on the Company's future earnings and cash flow. In May 1995, Mobil Exploration & Producing U.S. Inc., an affiliate of Mobil Corporation, signed a letter of intent to purchase a 40% working interest in the project. Enserch is expected to retain the remaining 40% working interest in the project. Through September 30, 1995, the Company has invested approximately $2.7 million in the project. The Company continues to consider selective expansion in floating production through additional management contracts, alliances with other companies, the acquisition of floating production equipment and/or participation in field development projects.

  MATERIAL CHANGES IN RESULTS OF OPERATIONS

                  NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED
                    TO NINE MONTHS ENDED SEPTEMBER 30, 1994

     The Company's net income for the nine months ended September 30, 1995 was $11.2 million ($.13 income per share after preferred stock dividends of $3.6 million) compared to a net loss of $11.5 million ($.27 loss per share after preferred stock dividends of $3.6 million) for the same period of 1994. Income from operations for the nine months ended September 30, 1995 was $24.6 million compared to a loss from operations of $.3 million in 1994. The Company's rig utilization for the nine months ended September 30, 1995 and 1994 was 85% and 73%, respectively.

     Operating revenues are primarily a function of dayrates and utilization. The $28.4 million increase in operating revenues for the nine months ended September 30, 1995 over the same period in 1994 is mainly attributable to increased utilization of the fourth-generation semisubmersible and jackup fleets. In regards to the fourth-generation fleet in particular, utilization increased from 72% for the first nine months of 1994 to 98% for the first nine months of 1995. The "ARCADE FRONTIER" experienced 100% utilization for the nine months ended September 30, 1995 versus utilization of just 65% for the same period in 1994. The "JACK BATES" operated 117 more days in the nine month period ended September 30, 1995 than for the nine month period ended September 30, 1994 at improved average dayrates. Mitigating the improvements in operating revenues reported for the "JACK BATES" in the first nine months of 1995 as compared to the first nine months of 1994 is the reporting of $2.4 million of operating revenues due to the 1994 settlement of the loss of hire claim relating to the "JACK BATES" casualty caused by Hurricane Andrew. In regards to the jackup fleet in particular, utilization for the jackup fleet increased 18% from utilization of 67% for the first nine months of 1994 to 85% for the first nine months of 1995. Seven of the Company's ten jackups experienced improved utilization for the nine months ended September 30, 1995 as compared to the same period in 1994. As an offset to this improved utilization, included in operating revenues for the first nine months of 1994 is $1.8 million generated from the operations of the "SONNY VOSS" which in December 1994 was removed from the Company's fleet as a result of the Company negotiating an early release from its remaining lease obligation. Further offsetting the improvement in the jackup fleet was the performance of the Company's one mat-supported jackup, the "D. K. McINTOSH". While this rig was 100% utilized during the first nine months of 1994, the rig operated only five days during the first nine months of 1995. Countering the overall improvements in utilization and dayrates of the fourth-generation semisubmersible and jackup fleets, the utilization for the tender fleet dropped considerably for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. In particular, the "CHARLEY GRAVES" completed a three and one-half year contract in Malaysia in mid April 1995 and did not receive a dayrate for the remainder of the second quarter and the third quarter of 1995.

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

     Operating expenses increased $3.3 million for the nine months ended September 30, 1995 as compared to the same period in 1994. This increase is comprised of several large offsetting factors. Contributing to the increase in operating expenses is increased utilization for the "JACK BATES" between the comparison periods. The "JACK BATES" operated 95% during the first nine months of 1995 as compared to 52% during the first nine months of 1994, part of which time the rig was under tow to offshore Indonesia. Extended mobilization periods and contract preparation periods generally result in lower operating expenses since net mobilization and contract preparation expenses are normally deferred and amortized over the following contract. Also contributing to the increase in operating expenses, the "ARCADE FRONTIER" experienced significantly higher operating costs thus far in 1995 as compared to 1994 as the rig was stacked for an extended period during 1994 and had reduced operating expenses during that period. In addition, two of the Company's jackups moved into geographic areas with higher operating costs. Countering these operating expense increases were three major items which reduced operating expenses in the first nine months of 1995 as compared to the first nine months of 1994. First, included in operating expenses for the period in 1994 is $4.4 million of operating expenses (net of a $1.3 million credit due to the recognition of the deferred gain on the sale/leaseback) generated from the operation of the "SONNY VOSS" which in December 1994 was removed from the Company's fleet as a result of the Company negotiating an early release from its remaining lease obligation. Second, also included in operating expenses for the nine months ended September 30, 1994 is $4.3 million of lease expense relating to two of the Company's jackups. In September 1994, the Company eliminated such lease costs by purchasing certain notes and interests relating to the lease debt outstanding associated with the operating leases of the two jackups. Third, the "D. K. McINTOSH" incurred significantly lower operating costs for the first nine months of 1995 as compared to the 1994 period since the rig has experienced a prolonged stacked period thus far in 1995 (operating only five days through September 30, 1995) as compared to 100% utilization for the same period in 1994.

     Income tax expense decreased for the nine months ended September 30, 1995 compared to the same period in 1994 despite increases in revenues and income before income taxes. Such decrease is primarily due to a change in the Company's foreign geographic areas of operations coupled with the resolution, in the third quarter of 1995, of a foreign tax assessment at less than expected costs.

                 THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED
                    TO THREE MONTHS ENDED SEPTEMBER 30, 1994

     The Company's net income for the three months ended September 30, 1995 was $9.1 million ($.13 income per share after preferred stock dividends of $1.2 million) compared with a net loss of $4.0 million ($.09 loss per share after preferred stock dividends of $1.2 million) for the same period of 1994. Income from operations for the three months ended September 30, 1995 was $12.7 million compared to income from operations of $.5 million in 1994. The Company's rig utilization for the three months ended September 30, 1995 and 1994 was 86% and 74%, respectively.

     As previously mentioned, operating revenues are primarily a function of dayrates and utilization. The $11.9 million increase in operating revenues for the three months ended September 30, 1995 over the same period in 1994 is mainly attributable to increased utilization and dayrates of the third- and fourth-generation semisubmersible and jackup fleets. In regards to the third-generation semisubmersible fleet in particular, the "JIM CUNNINGHAM" operated 24 additional days in the third quarter of 1995 as compared to the third quarter of 1994. Also, the "M.
  G. HULME, JR.", although 100% utilized during both comparison quarters, benefited from an increase of over $22,800 per day in average dayrates. In regards to the fourth-generation fleet in particular, utilization increased from 96% for the third quarter of 1994 to 100% for the third quarter of 1995. More importantly, average dayrates for the fourth-generation fleet increased more than $7,500 per day between the two comparison quarters. In regards to the jackup fleet in particular, four specific rigs, the "F. G. McCLINTOCK", the "D. R. STEWART", the "HARVEY H. WARD", and the "C. E. THORNTON" all experienced significant improvements in their utilization rates for the third quarter of 1995 as compared to the third quarter of 1994. The average utilization for those four rigs during the three months ended September 30, 1995 was 100% as compared to an average utilization for the same four rigs of approximately 26% during the three months ended September 30, 1994. Additionally, the "F. G. McCLINTOCK" enjoyed an average dayrate increase of slightly less than $15,000 per day between the two comparison quarters. This 74% improvement in average utilization for those four rigs plus the increased average dayrate for the "F. G. McCLINTOCK" translates to an approximately $9.4 million improvement in operating revenues between the two comparison quarters for the Company. This improvement in the jackup fleet was partially offset by the performance of the Company's one mat-supported jackup, the "D. K. McINTOSH" . While this rig was 100% utilized during the entire third quarter of 1994, the rig was stacked the entire third quarter of 1995 contributing an approximately $1.4 million unfavorable operating revenues variance between the two periods. Countering the improvements in utilization and dayrates experienced in the semisubmersible and jackup fleets, the "CHARLEY GRAVES", one of the Company's two tenders, completed a three and one-half year contract in Malaysia in mid April 1995 then remained stacked through the third quarter of 1995. This resulted in a decrease of approximately $2.7 million in operating revenues between the two comparison periods.

     Operating expenses decreased $.2 million for the three months ended September 30, 1995 as compared to the same period in 1994. The $.2 million is inclusive of a few relatively large offsetting variances. The "HARVEY H. WARD" incurred $2.9 million of additional operating expenses in the third quarter of 1995 as compared to the third quarter of 1994. During the 1994 period, the rig was stacked in Singapore undergoing major contract preparation work in anticipation of its upcoming mobilization to Australia. As was the case with the "HARVEY H. WARD", extended mobilization periods and contract preparation periods generally result in lower operating expenses since net mobilization and contract preparation expenses are normally deferred and amortized over the following contract. Thus the rig's current Australia contract is absorbing the contract preparation and net mobilization expense. Countering this operating expense increase were four items which reduced operating expenses in the third quarter of 1995 as compared to the third quarter of 1994. First, included in operating expenses for the three months ended September 30, 1994 is $1.3 million of operating expenses generated from the operation of the "SONNY VOSS" which in December 1994 was removed from the Company's fleet as a result of the Company negotiating an early release from its remaining lease obligation. Second, included in operating expenses for the three months ended September 30, 1994 was $1.1 million of lease expense related to two of the Company's jackups. In September 1994, the Company eliminated such lease costs by purchasing certain notes and interests relating to the lease debt outstanding associated with the operating leases of the two jackups. Third, the "D. K. McINTOSH" incurred significantly lower operating costs for the third quarter of 1995 as compared to the third quarter of 1994 since the rig has experienced a prolonged stacked period thus far in 1995 as compared to 100% utilization for the third quarter of 1994. Finally, the "CHARLEY GRAVES" showed reduced operating expenses for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 since a portion of the operating expenses for the 1995 quarter were deferred as the rig was undergoing contract preparation and mobilizing to Egypt for a new contract.

     Income tax expense decreased for the three months ended September 30, 1995 compared to the same period in 1994 despite increases in revenues and income before income taxes. Such decrease is primarily due to a change in the Company's foreign geographic areas of operations coupled with the resolution, in the third quarter of 1995, of a foreign tax assessment at less than expected costs.

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

  Item 6(a).  Exhibits

     Exhibit 10.1   -   Amendment  No. 1, dated July 31, 1995, to the Amended
                        and Restated  Credit Facility  Agreement dated  as of
                        April  27, 1995 among the Registrant, Reading & Bates
                        Drilling  Co.,   Reading  &  Bates  Exploration  Co.,
                        Reading  and Bates,  Inc., Reading  and Bates  Borneo
                        Drilling  Co., Ltd.  and  Reading  & Bates  (A)  Pty.
                        Ltd.,    subsidiaries   of    the   Registrant,   and
                        Internationale Nederlanden Bank N.V.

     Exhibit 10.2   -   Memorandum  of  Agreement   dated  August  31,   1995
                        between FPS II, Inc., as holder of legal title for the benefit of DeepFlex Production Partners, L.P.
                        and Reading & Bates (U.K.) Limited, a subsidiary of the Registrant.

     Exhibit 10.3   -   Agreement   for  the  sale   and  purchase  of  Semi-
                        Submersible  Emergency  Support  Vessel Iolair  dated
                        September 8,  1995 between  BP Exploration  Operating
                        Company  Limited  and  Reading  &  Bates  (Caledonia)
                        Limited, a subsidiary of the Registrant.

     Exhibit 10.4   -   Mortgage  of a Ship  dated September  8, 1995 between
                        Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant, and BP Exploration Operating Company
                        Limited.

     Exhibit 10.5   -   Mortgage  of a Ship  dated September  8, 1995 between
                        Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant, and Britoil plc.

     Exhibit 10.6   -   Deed  of Covenant  dated  September 8,  1995  between
                        Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant, and BP Exploration Operating Company
                        Limited.

     Exhibit 10.7   -   Deed  of  Covenant dated  September  8,  1995 between
                        Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant, and Britoil Public Limited Company.

     Exhibit 10.8   -   Performance Guarantee dated September 8,  1995 by the
                        Registrant  in  favour of  BP  Exploration  Operating
                        Company Limited.

     Exhibit 10.9   -   Performance Guarantee dated September 8, 1995 by  the
                        Registrant in favour of Britoil plc.

     Exhibit 10.10  -   Initial Services  Agreement dated  September 8,  1995
                        between Britoil  Public Limited Company and Reading &
                        Bates  (Caledonia)   Limited,  a  subsidiary  of  the
                        Registrant.

     Exhibit 10.11  -   Heads  of  Agreement  for  the  provision  of  Vessel
                        Services  dated  September 8,  1995  between  Britoil
                        Public  Limited Company, Reading  & Bates (Caledonia)
                        Limited, a subsidiary of the Registrant, and the Registrant.

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

  Item 6(b). Reports on Form 8-K

        There were eight Current Reports on form 8-K filed during the three months ended September 30, 1995. A Current Report on Form 8-K was filed July 14, 1995 disclosing that the "JACK BATES" was awarded a contract with Mobil North Sea Limited; filed July 19, 1995 disclosing the Company's second quarter 1995 earnings; filed August 3, 1995 disclosing the completion of the Company's portion of the Amoco Orient Petroleum Company's Liuhua field development project; filed August 21, 1995 disclosing the Company's intent to purchase the support vessel "IOLAIR" from BP Exploration Operating Company Limited; filed August 23, 1995 disclosing that the "M.G. HULME, JR." was awarded a three year contract with Enserch Exploration, Inc.; filed September 12, 1995 disclosing the Company's purchase of the semisubmersible "TREASURE DRILLER" from FPS II, Inc.; filed September 15, 1995 disclosing the Company's purchase the support vessel "IOLAIR" from BP Exploration Operating Company Limited; and filed September 19, 1995 disclosing the promotion of T. W. Nagle to Executive Vice President, Finance and Administration.

                              SIGNATURE




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           READING & BATES CORPORATION



  Date: October 23, 1995                   By  /s/T. W. Nagle
                                               ----------------------
                                               T. W. Nagle
                                               Executive Vice President,
                                               Finance and Administration