Form 10-K
period 1995-12-31
READING & BATES CORP
filed 1996-03-11
CIK 82329

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-K

  (Mark One)
   __X___       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended December 31, 1995
                                       OR
   ______       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ___________ to ___________.

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
       Common Stock, $.05 par value                New York Stock Exchange
                                                   Pacific Stock Exchange
       $1.625 Convertible Preferred Stock,
          $1.00 par value                          New York Stock Exchange
                                                   Pacific Stock Exchange
       Preferred Share Purchase Rights             New York Stock Exchange
                                                   Pacific Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

      Indicate by check  mark if disclosure of  delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
               NONAFFILIATES ON FEBRUARY 29, 1996 - $1,039,141,231

                  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                       ON FEBRUARY 29, 1996 - 61,978,771

                      DOCUMENTS INCORPORATED BY REFERENCE

   1) Proxy Statement for Annual Meeting of Stockholders to be held on May 14, 1996 - Part III


                         TABLE OF CONTENTS
                                                                         Page
                              PART I

  Item 1.Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Item 2.Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Item 3.Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .
  Item 4.Submission of Matters to a Vote of Security Holder . . . . . . . .

                              PART II

  Item 5.Market for the Registrant's Common Stock and Related
       Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . .
  Item 6.Selected Financial Data  . . . . . . . . . . . . . . . . . . . . .
  Item 7.Management's Discussion and Analysis of Financial
       Condition and Results of Operations  . . . . . . . . . . . . . . . .
  Item 8.Financial Statements and Supplementary Data  . . . . . . . . . . .
  Item 9.Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure  . . . . . . . . . . . . . . . .

                             PART III

  Item 10.Directors and Executive Officers of the Registrant. . . . . . . .
  Item 11.Executive Compensation  . . . . . . . . . . . . . . . . . . . . .
  Item 12.Security Ownership of Certain Beneficial Owners and
       Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Item 13.Certain Relationships and Related Transactions  . . . . . . . . .

                              PART IV

  Item 14.Exhibits, Financial Statements and Reports on Form 8-K. . . . . .

  Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .



                  READING & BATES CORPORATION AND SUBSIDIARIES
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                     PART I

  Item 1. Business and Item 2. Properties

  Business Developments

     Reading & Bates Corporation was incorporated in 1955 under the laws of the State of Delaware. Unless the context otherwise indicates, the term "Company" herein refers to the total business conducted by the Company and its subsidiaries.

     The Company provides contract drilling and other related services in major offshore oil and gas producing areas worldwide. The Company began as one of the first offshore contract drillers in 1956, and considers itself one of the most experienced offshore drilling contractors in the world. The Company's offshore fleet currently consists of three fourth-generation and two third-generation semisubmersible drilling units, a third-generation deepwater semisubmersible support vessel, nine international-class 300-foot cantilever jack-ups, a 250-foot mat-supported jack-up, two self-erecting tenders and two second-generation semisubmersibles that are candidates for conversion to high specification/deepwater drilling units or floating production units.

     The Company's fleet is internationally diversified. Two of the Company's rigs are located in the Gulf of Mexico. The remainder of the Company's units are located in various parts of the world, including in waters offshore Angola, Australia, Bangladesh, Egypt, Greece, Indonesia, Italy, Nigeria, Singapore, Tunisia, the United Kingdom and Vietnam.

     On February 28, 1995, the Company announced that it had received an unsolicited merger proposal from Sonat Offshore Drilling Inc. ("Sonat Offshore") providing for the acquisition of 100% of the common stock of the Company for a combination of Sonat Offshore common stock and $100 million in cash. As proposed by Sonat Offshore, the Company's shareholders would have, at their election, received either (i) .357 shares of Sonat Offshore common stock or (ii) $7.50 of cash for each share of the Company. To the extent that the election resulted in an under- or oversubscription as to the $100 million of cash, a proration formula would have been utilized. The Company engaged Morgan Stanley & Co. Incorporated to act as its financial advisor with respect to evaluating the Sonat Offshore proposal. On March 16, 1995, the Company announced that its board of directors had rejected the Sonat Offshore proposal on the basis that it was not in the best interests of the Company and its shareholders. On April 18, 1995, Sonat Offshore announced that the merger discussions had broken off following the rejection by the Company of Sonat Offshore's proposal. The Company responded the same day announcing that discussions with Sonat Offshore had not to that date demonstrated a willingness on the part of Sonat Offshore to consider a transaction that would be reflective of the short-term or long-term business prospects and value of the Company. Subsequent to their announcing their intent to break off discussions in April 1995, Sonat Offshore initiated additional discussions in May 1995 with regard to potential merger transactions. However, these subsequent discussions similarly did not result in terms that recognized the Company's current or long-term value. The Company and Sonat Offshore discontinued discussions in June 1995. The Company remains willing to engage in discussions regarding possible business combinations that would potentially strengthen its competitive position in the offshore drilling industry, appropriately reflect the underlying value of the Company and maximize shareholder value. See "Business Strategy" below.

     In 1994 and 1995, the Company acquired and sold certain assets and terminated an operating lease. See "FINANCIAL CONDITION" under Item 7 for discussions of the 1994 purchase of a second-generation semisubmersible drilling unit "RIG 41" (ex "BENVRACKIE") , the 1995 purchase of a third-generation semisubmersible support vessel "IOLAIR" and a second-generation semisubmersible drilling unit "RIG 42" , the 1995 sale/lease-back of the "M.G. HULME, JR.", the 1995 purchase of an oil & gas interest in the Gulf of Mexico, the 1994 purchase of certain notes and interests relating to the three previously leased drilling units "GEORGE H. GALLOWAY", "C.E. THORNTON" and "F.G. McCLINTOCK" and the 1994 early termination of the operating lease on the "SONNY VOSS".

     In 1994, as part of the Company's strategy of geographic diversification and increasing participation in the fourth-generation semisubmersible sector of the offshore drilling market, the Company significantly increased its ownership in Arcade Drilling AS ("Drilling"), a Norwegian company which owns the fourth-generation semisubmersibles "HENRY GOODRICH" and "PAUL B. LOYD, JR." (ex "SONAT ARCADE FRONTIER"). A 1994 transaction, which included the Company selling its entire ownership in Arcade Shipping AS ("Shipping") and purchasing from Shipping its entire ownership in Drilling, increased the Company's ownership in Drilling to 68.1%. As of December 31, 1995, the Company had acquired approximately 74.4% of the outstanding stock of Drilling, at an accumulated cost of approximately $113.5 million. See Note B of Notes to Consolidated Financial Statements and "FINANCIAL CONDITION - Arcade Acquisition" under
  Item 7.

  Mobile Offshore Unit Descriptions

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

     Although the Company's fleet consists of jack-up rigs, semisubmersibles, drilling tenders and a support vessel, there are several other types of units that compete with the Company's units for contracts. The major categories of units include the following:

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

       7. Support Vessels. Support vessels are monohull or semisubmersible type vessels that provide services to offshore drilling rigs, platforms or other vessels in drilling and field installation and development operations. These types of offshore support services include, but are not limited to, emergency support, diving operations, Remote Operating Vehicle (ROV) operations, accommodation, subsea well workover operations, subsea well abandonments, subsea construction support and subsea inspections. These vessels can operate in various water depths and are normally self-propelled, dynamically positioned through the use of computer controlled thrusters and are outfitted with a large crane lift capacity.

       There are several factors that determine the type of offshore rig most suitable for performing a particular drilling contract. The most significant factors are the marine environment and water depth. Seabed conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, the intended well depth, variable load requirements and well control equipment requirements (i.e. high pressure and high temperature wells) are other important factors. Thus, the market tends to be segmented and considerable variation in utilization and dayrates often exists for various rigs as a function of demand for their capabilities.

  The Company's Fleet

     At March 1, 1996, eighteen of the Company's twenty drilling and support units were operating or committed under contract. Twelve of the contracts expire prior to the end of 1996 with six contracts extending past 1996. The Company's fleet currently operates pursuant to contracts having anticipated durations from less than one year to up to two years. The number of units working at any given date can fluctuate considerably. No representation can be made with respect to the continuance of current utilization rates, or the length, conditions or terms of any new contracts or commitments.

     The following table sets  forth the types of equipment  operated by the
  Company  and the locations and  status of such  equipment as of   March 1,
  1996.


                      OFFSHORE DRILLING AND SUPPORT UNITS

                                    Water    Drilling
                          Year      Depth      Depth
  Type and Name       Constructed Capability Capability Location     Status
  -------------       ----------- ---------- ---------- --------     ------
                                (expressed in feet)
                                                                    <C
Fourth-Generation
Semisubmersibles
 JACK BATES (1)           1986      4,000     30,000    Vietnam     Operating
 HENRY GOODRICH (2)       1985      2,000     30,000    United
                                                          Kingdom   Operating
 PAUL B. LOYD, JR.(2)     1987      2,000     25,000    United
                                                          Kingdom   Operating

Third-Generation
Semisubmersibles
 JIM CUNNINGHAM (3)       1982      1,500     25,000    Vietnam     Operating
 M. G. HULME, JR. (4)     1983      2,500     25,000    Gulf of
                                                         Mexico     Operating
 IOLAIR (5)               1982      2,000          -   United
                                                         Kingdom    Operating

Other Semisubmersibles
 RIG 41(6)                1976        660     25,000    United
                                                          Kingdom  Cold Stacked
 RIG 42 (7)               1974      1,500     25,000    United
                                                          Kingdom   Committed

Jack-Ups
 F. G.
  McCLINTOCK (8)(9)       1975        300     25,000    United
                                                          Kingdom   Operating
 D. K. McINTOSH (10)      1978        250     20,000    Singapore   Stacked
 RON TAPPMEYER            1978        300     25,000    Bangladesh  Operating
 C. E. THORNTON (8)       1974        300     25,000    Nigeria     Operating
 RANDOLPH YOST (3)        1979        300     25,000    Angola      Operating
 D. R. STEWART (1)        1980        300     25,000    Italy       Operating
 HARVEY H. WARD           1981        300     25,000    Australia   Operating
 ROGER W. MOWELL          1982        300     25,000    Greece      Operating
 J. T. ANGEL              1982        300     25,000    Tunisia     Operating
 GEORGE H.
  GALLOWAY(8)(9)          1985        300     25,000    Gulf of
                                                          Mexico    Operating

Drilling Tenders
 CHARLEY GRAVES           1975        400     20,000    Egypt       Operating
 W. D. KENT               1977        400     20,000    Indonesia   Operating

  (1)  Subject to a  first preferred mortgage in favor of Christiania Bank og
       Kreditkasse.    See  Note  C   of  Notes  to  Consolidated   Financial
       Statements.

  (2) Drilling unit is owned by Drilling and subject to a first preferred mortgage in favor of The Chase Manhattan Bank, N.A. In February 1996, the "SONAT ARCADE FRONTIER" was renamed the "PAUL B. LOYD, JR.". See Notes B and C of Notes to Consolidated Financial Statements.

  (3) Subject to a preferred mortgage in favor of Deep Sea Investors, L.L.C. Such mortgage is additional collateral relating to the sale/lease-back of the "M. G. HULME, JR." (see Note (4) below). The drilling unit is scheduled to be upgraded to operate in 4,600 feet of water in 1996.

  (4) The "M. G. HULME, JR." is accounted for as an operating lease as a result of the sale/lease-back in November 1995. The drilling unit is scheduled to be upgraded to operate in 3,300 feet of water in 1996. See Note E of Notes to Consolidated Financial Statements.

  (5) In September 1995, the Company purchased the third-generation semisubmersible vessel "IOLAIR". The "IOLAIR" is designed for support and living accommodations and is currently working for BP Exploration. However, the vessel is expected to be upgraded in late 1996 or early 1997 to include a derrick floor and ancillary workover equipment. Upon completion of the upgrade, the vessel is expected to be used under a long-term contract with BP Exploration for up to 200 days a year.

  (6) The second-generation semisubmersible "RIG 41" (ex "BENVRACKIE") was purchased by the Company in September 1994 and the rig is currently stacked and available for conversion to a floating production system or deployment, after completion of upgrades, as a conventional drilling unit.

  (7) In September 1995, the Company purchased the second-generation semisubmersible drilling unit "RIG 42". "RIG 42" is a candidate for the extended well test market in the North Sea, for upgrade to deepwater and/or harsh environment drilling or eventual conversion to a floating production service. "RIG 42" is currently being reactivated for an extended well testing contract to commence in the second quarter of 1996.

  (8) In the third quarter of 1994, the Company purchased certain notes and interests relating to the lease debt outstanding associated with the operating leases of the "GEORGE H. GALLOWAY" and "C.E. THORNTON", and the secured contingent obligations associated with the capital lease of the "F.G. McCLINTOCK". In the second quarter of 1995, the Company acquired title to the "GEORGE H. GALLOWAY". See Note E of Notes to Consolidated Financial Statements.

  (9)  Subject   to  a  first  preferred   mortgage  in  favor   of  the  CIT
       Group/Equipment Financing, Inc.   See Note C of Notes  to Consolidated
       Financial Statements.

  (10) The rig is currently stacked and available for sale.

      All but three of the Company's drilling rigs ("D.K. McINTOSH", "RIG 41" and "RIG 42") have top drive units which increase the rig's marketability and dayrates. A top drive unit is a drilling tool which allows drilling with 90-foot lengths of drill pipe rather than 30-foot lengths, thus reducing the number of connections. A top drive unit also permits rotation of the drill string while tripping in and out of the hole. These characteristics increase drilling speed and efficiency and reduce the risk of the drill string sticking during operations, especially during the drilling of highly deviated directional wells which are common in development drilling operations.

      The Company's active semisubmersible drilling rigs are capable of drilling to depths of 25,000 feet to 30,000 feet in maximum water depths ranging from 1,500 feet to 4,000 feet. The "JACK BATES", the "PAUL B. LOYD, JR." and the "HENRY GOODRICH" are among the most technically advanced "fourth-generation" semisubmersible drilling units in existence. Semisubmersibles are frequently classified into four generations, based primarily on rig capabilities. The fourth-generation classification generally refers to semisubmersibles that have been built since 1984, and have large physical size, harsh environment capability, high variable loads, top drive units, 15,000 psi blowout preventers and superior motion
  characteristics.        There    are   currently    13   fourth-generation
  semisubmersibles worldwide. These rigs are the best choice for operators in deepwater and/or harsh environments or for drilling that requires larger variable loads and the ability to handle large pieces of subsea equipment. There are limited markets for this type of rig and a relatively small group of users. The principal markets are the North Sea/Norway, the Gulf of Mexico, the Far East and offshore Brazil.

      The "JACK BATES" was built in 1986. This rig was designed for moored drilling operations, with the assistance of a computer-controlled thruster system, in up to 7,500 feet of water and is currently outfitted for operations in up to 4,000 feet of water. This rig was also specifically designed for operations in harsh marine environments. Its low-heave motion response characteristics reduce the effects of wave motions and thus reduce downtime in harsh environments. Other features of this unit are its mechanized drilling and handling systems, its mooring system and equipment, its payload capabilities and its engineering design characteristics that facilitate upgrades in water depth capabilities at significantly lower expense relative to other semisubmersibles. The "JACK BATES" has a variable load capacity of approximately 6,000 tons. The rig is currently contracted through August 1996 and will commence a fifteen month contract in March 1997, with additional options.

      The "PAUL B. LOYD, JR." is one of the most modern dynamically-positioned drilling units in existence and is also equipped with a conventional mooring system, enabling it to perform a wide range of drilling assignments. Built in 1987, this rig has a 4,000 ton variable load capacity and is currently capable of drilling high-pressure wells in up to 2,000 feet of water, but can be upgraded to operate in depths of up to 6,000 feet of water. The "PAUL B. LOYD, JR." started its first contract in 1991 with Conoco (U.K.) Ltd. in the North Sea and is certified to operate in both the Norwegian and the U.K. sectors of the North Sea. In 1991, the rig also completed operations in the Barents Sea for Conoco Norway and Esso Norge AS, for which it was specially outfitted for temperatures as low as minus 25 degrees Celsius. The rig is currently operating for British Petroleum offshore the U.K.

      The "HENRY GOODRICH" has a 6,800 ton variable load capacity and can be upgraded to operate in depths of up to 10,000 feet of water, although it is currently outfitted for drilling high-pressure, deep wells in water depths of up to 2,000 feet. Built in 1985, this rig is one of the few drilling units capable of drilling under arctic conditions. The rig has a conventional mooring system and is designed to accept a dynamic positioning system. The "HENRY GOODRICH" is certified to operate offshore the U.K. and is currently operating for Shell U.K. Limited in the U.K. sector of the North Sea.

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

      The Standstill Agreement further provides that during the Standstill Period the Company may not permit Drilling to early terminate the management agreement pursuant to which Sonat Offshore manages the "HENRY GOODRICH" for a variable management fee from Drilling. Sonat Offshore's management agreement for the "PAUL B. LOYD, JR." expired in December 1995 and a subsidiary of the Company now manages the drilling unit. The management agreement for the "HENRY GOODRICH" was modified in connection with a drilling contract to allow Sonat Offshore to bareboat charter such rig with renewal options up to September 1997, subject to continuation of such drilling contract by the present operator.

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

      The Company's two drilling tenders are specialized self-erecting drilling tenders. These units are equipped with a large crane which provides the capability of erecting their derrick equipment sets on offshore platforms without the need for separate crane barges or associated equipment. Both of these units are capable of drilling to depths of 20,000 feet.

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

  Utilization Statistics

      Published industry statistics of unit utilization include data based on both the "contract method", which measures the number of days under contract (whether or not earning revenues) compared to the total days the units were owned, and the "operating method", which measures utilization in terms of the number of days the units are earning revenues to the total days the units are owned. Consequently, the available industry data set forth below may not be directly comparable to the Company's data calculated based on the operating method, the more conservative measure. The following table sets forth certain data regarding unit utilization and average total units available for the industry and the Company's fleet. Industry data is based upon all operational units of the types indicated for the periods indicated and includes many units that are dissimilar to the Company's units in many respects, including performance capabilities, age, operational criteria and environmental capabilities. The increase in the Company's semisubmersibles in 1992 reflects the two units owned by Drilling and in 1995 reflects the purchase of the "IOLAIR". The decrease in the Company's jack-ups in 1995 reflects the early termination of the leased "SONNY VOSS" in the latter part of 1994.

                                                 Averages for
                                              Years Ended December 31,
                                      ----------------------------------
                                      1995   1994    1993   1992    1991
                                      ----   ----    ----   ----    ----
                                                                    C>
  Company:
      Jack-Ups
       Total Rigs                      10     11      11     11      11
       Utilization Rate
       (Operating Method)              84%    69%     84%    71%     89%
     Semisubmersibles(1)
       Total Units                      6      5       5      5       3
       Utilization Rate
       (Operating Method)              92%    80%     80%    64%     76%
     Drilling Tenders
       Total Rigs                       2      2       2      2       2
       Utilization Rate
       (Operating Method)              76%   100%    100%   100%     18%

  Industry:(2)
     Jack-Ups
       Total Rigs                     316    319     323    331     340
       Utilization Rate                81%    78%     82%    71%     76%
     Semisubmersibles
       Total Rigs                     124    133     134    141     147
       Utilization Rate                83%    74%     76%    73%     81%
     Drilling Tenders
       Total Rigs                      31     31      31     32      33
       Utilization Rate                69%    70%     77%    80%     74%
   ______________________

   (1) The Company's semisubmersible utilization percentage for 1994 does not include the second-generation semisubmersible "RIG 41" and for 1995 does not include the second-generation semisubmersibles "RIG 41" and "RIG 42" but does include the support vessel "IOLAIR".

   (2) Industry averages were calculated from data derived from the Offshore Rig Locator.

  Industry Conditions and Competition

     The financial performance of the offshore contract drilling industry, domestically and abroad, is dependent upon the exploration and production programs of oil and gas producers. These programs are substantially influenced by producing companies' cost to find, develop and produce oil and gas, demand for and price of oil and natural gas, technological advancements, exploration success, restrictions and incentives relative to exploration and production imposed by governmental authorities controlling offshore production areas and economic conditions in general. A dramatic decline in demand for offshore drilling services began in 1985. This decline reflected the effects of lower earnings of oil and gas producers and the unstable oil and gas price environment. As a result, the entire offshore drilling industry experienced lower dayrates and associated earnings. Demand for drilling services turned upward in the latter part of 1987. This upward trend continued through 1990 but conditions deteriorated in 1991 and 1992, primarily as a result of depressed conditions in the Gulf of Mexico. However, as U.S. natural gas prices increased in late 1992, conditions in the Gulf of Mexico improved and continued to improve throughout most of 1993. Overall industry conditions improved in 1993 from 1992, as industry utilization increased. This improvement continued into the first part of 1994, but toward the end of 1994, market conditions in the Gulf of Mexico, primarily for jack-ups, had again begun to deteriorate due to a weakening price for natural gas. As a result, industry utilization for 1994 remained essentially flat as compared to 1993. Industry utilization for 1995 has improved over 1994, mainly due to increased demand due to somewhat higher oil and natural gas prices as compared to 1994 and 1993, and a tightening of the deeper water drilling markets. Dayrates for semisubmersibles also strengthened significantly in the second half of 1995. Recent technological advancements have made it more economical for oil and gas producers to pursue deepwater, harsh environment programs and demand for high specification semisubmersibles has, therefore, increased.

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

     In response to changing demand, offshore units can be moved from one region to another. The cost of such moves is significant, however, and is weighed against the benefits expected to be derived. The Company normally will not undertake a major mobilization of a drilling or support unit without its customer agreeing to reimburse the Company for all or a substantial portion of such costs, unless the dayrates in the new area are expected to be sufficient to justify such expenditures.

     Political and military events in the Middle East and in the former Soviet Union are an example of the factors which can contribute to the volatility of world oil prices. Other factors which influence demand for the Company's services include the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production targets, the level of production by non-OPEC countries, worldwide demand for oil and gas, domestic production of natural gas, general economic and political conditions, availability of new offshore oil and gas leases and concessions to explore and develop, and governmental regulations. Accordingly, there is and probably will continue to be uncertainty as to the future level of demand for the Company's services and the timing and duration of any increases in demand.

     The offshore contract drilling market is highly competitive and no one competitor is dominant. There are over 75 competitors in the offshore drilling industry deploying approximately 500 rigs around the world. The supply of such equipment has, since 1982, substantially exceeded demand. The result has been a prolonged period of intense price competition during which many rigs have been idle for long periods of time. Consequently, some drilling contractors have gone out of business, sought protection under the bankruptcy laws or consolidated with other contractors.
  Notwithstanding these events, the industry remains fragmented and competitive. The Company believes that competition for drilling contracts will continue to be intense for the foreseeable future. Certain of the Company's competitors are larger and have greater financial resources than the Company, which may enable them to better withstand industry downturns, to compete on the basis of dayrates, or to build new rigs or acquire existing rigs that become available for purchase.

     The harsh environment or deepwater capabilities of the Company's fourth-generation semisubmersibles and the versatility of its nine 300-foot cantilever jack-up rigs, the geographical dispersion of the Company's rigs throughout the world and its experienced drilling personnel are positive elements in the pursuit of the Company's strategy and have enabled the Company to maintain a relatively strong competitive position in the industry. Further, the Company believes that the reputation for quality equipment, performance and safety it has built over the past four decades compares favorably with many of its competitors.

     Assuming available rigs meet customer requirements, price is the most important competitive factor in obtaining a drilling contract. Confidence of customers in the financial stability of the contractor, the quality of its rigs, the competence of its personnel, the reputation for reliability and condition of its rigs and its safety record are also important in securing drilling contracts.

  Business Strategy

     The Company engages in contract drilling and other related services in major offshore oil and gas exploration and producing areas worldwide. The Company's principal operating strategy is to achieve a high utilization of its fleet by operating in promising areas throughout the world and to earn premium dayrates by concentrating its capabilities in the harsh environment and/or deepwater drilling segments of the market. The Company's emphasis on the harsh environment and/or deepwater segments is also reflected in its acquisitions of the capital stock of Drilling. In addition, the Company will selectively accept opportunities to manage and/or market rigs owned by third parties.

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

     The Company intends to continue to modernize and expand its fleet, in order to meet with the requirements of competitive conditions and the changing needs of its customers. In this regard, the Company has from time to time in the past engaged in, and currently continues to engage in, preliminary discussions with other industry participants with respect to business combinations that would potentially strengthen its competitive position in the offshore drilling industry. The Company continues to consider the selective acquisition of existing vessels, directly or through business combination transactions. In September 1995, the Company purchased the support vessel "IOLAIR" from BP Exploration. The "IOLAIR" is a dynamically positioned third-generation semisubmersible support vessel built in 1982 for field support and living accommodations. Also in September 1995, the Company purchased the second-generation semisubmersible drilling unit "RIG 42" from FPS II, Inc. "RIG 42" is a candidate for the extended well test market, deepwater and/or harsh environment drilling or eventual conversion to a floating production unit. The Company has not yet entered into arrangements for the construction of any new units. However, if the Company were able to enter into a firm contract or contracts of sufficient duration and dayrate magnitude to allow the Company to achieve a reasonable rate of return and obtain financing, the Company may consider the construction of a new unit or units.

     The Company is also evaluating various opportunities to expand its activities in the area of floating production facilities, and is reviewing a range of potential floating production projects. These potential projects include the acquisition and/or construction of specific floating production units, the provision of management and other contract services involving floating production facilities, and the establishment of joint ventures or other cooperative arrangements with various third parties. Additionally, the Company may on a limited basis share in the reservoir and oil price risks with the operator through acquisition of an actual partial ownership in a field and thus share in profits from the field. In October 1995, the Company purchased an approximately 20% working interest in the Green Canyon 254 Allegheny oil and gas development project in the U.S. Gulf of Mexico from the operator, Enserch Exploration, Inc. See "FINANCIAL CONDITION" under Item 7 for further discussion of the purchase of the oil and gas interest.

     The Company's wholly owned subsidiary, Reading & Bates Development Co., was the General Contractor for the provision of a semisubmersible floating production system for the Liuhua 11-1 Project jointly developed by Amoco Orient Petroleum Company and China Offshore Oil Nanhai East Corporation in the South China Sea. On August 13, 1995, the Company announced that its subsidiary, Reading & Bates Development Co. had successfully completed its portion of the Liuhua 11-1 project. Reading & Bates Development Co.'s contribution to the project was the procurement, engineering, conversion, life extension, and project management for conversion of a second-generation semisubmersible drilling unit into the floating production system, "NANHAI TIAO ZHAN".

  Drilling Contracts, Marketing and Customers

     Rigs are generally employed under individual contracts which extend over a period of time covering either the drilling of a well or wells (a "well-to-well contract") or a stated term (a "term contract"). Contracts for the employment of rigs are most often awarded based on competitive bidding; however, some contracts are the result of negotiations between the drilling contractor and the customer. Most contracts provide for early termination and many provide for extension options exercisable by the customer. The Company's contracts generally provide for payment in U.S. dollars. In general, the Company seeks to have a reasonable balance of short- and long-term contracts to minimize the downside impact of a decline in the market, while obtaining the benefit of increasing market prices in a rising market. The Company's contracts also typically provide for compensation on a "daywork" basis, under which the Company receives a fixed amount per day that the unit is operating under contract. Certain of the contracts may allow the Company to recover some or all of its mobilization and demobilization costs associated with moving a unit between contracts, depending on market conditions then prevailing. The dayrate under such daywork contracts may be lower or not payable when the rig is under tow to or from the drill site (other than field moves) or when operations are suspended because of weather or mechanical problems. Under daywork contracts, the Company generally is responsible for paying the operating expenses of the unit, including wages and the cost of incidental supplies. Although the majority of the Company's contracts are constructed under the traditional "daywork" basis as described above, the Company has participated via a joint venture in "turnkey" contracts. Essentially, a turnkey contract provides for the drilling of a well on a fixed price basis. In 1993, the Company formally established a turnkey department and in 1994 the Company entered into a joint venture with F. J. Brown & Associates, Inc. to offer turnkey services in both the international markets and the U.S. Gulf of Mexico market. So far, the cumulative net results of the Company's turnkey contracts are immaterial in total and insignificant as compared to the Company's operating income from the traditional daywork contracting method. Additionally, the Company's joint venture approach to entering the turnkey market has minimized the Company's overhead costs and capital investment costs, thus somewhat reducing financial risks to the Company.

     The  Company  maintains  a  decentralized  organization,  with  foreign regional and area offices throughout the world. The Company's primary marketing efforts are carried out through these regional and area offices and its Houston office.

     When the Company's rigs operate in foreign locations, operations are often conducted in conjunction with local companies. Representative of the offshore areas where the Company has arrangements with local companies are Abu Dhabi, Brazil, Brunei, China, Egypt, India, Indonesia, Italy, Korea, Malaysia and Nigeria. The purpose of these arrangements is to draw on the marketing, technical, supply and government relations assistance of local third parties and in some cases to comply with local legal requirements. Typically, the financial terms of these arrangements are such that the third party receives a stated percentage of drilling revenues. Most of the Company's existing arrangements are with third parties with which the Company has had a relationship for ten or more years. The drilling unit "HENRY GOODRICH" is operated under a management agreement with Sonat Offshore which could extend to September 1997, as previously discussed.

     The Company has a base of customers which includes major and independent foreign and domestic oil and gas companies, as well as foreign state-owned oil companies. During 1995, the Company performed services for approximately 33 different customers.

     The following is a listing of customers from whom the Company received revenues equal to or in excess of ten percent of total operating revenues:

                            1995                1994             1993
                            ----                ----             ----
                              % of Total         % of Total         % of Total
     Customer         Revenue  Revenues  Revenue  Revenues  Revenue  Revenues
                      -------  --------  -------  --------  -------  --------
                       (in millions)     (in millions)      (in millions)
Royal Dutch/Shell
 Group and affiliates  $ 29.4     14%     $  35.2      21%    $ 39.6     22%

British Petroleum      $ 28.9     14%     $     *       *     $    *      *

AGIP S.p.A. and
 affiliates            $    *      *      $     *       *     $ 37.7     20%

British Gas Exploration
 and Production Limited
 and affiliates        $    *      *      $     *       *     $ 20.3     11%

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

      Financial information by geographic area is furnished in Note K of Notes to Consolidated Financial Statements.

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

      The systems utilizing subsea wellheads generally have the flexible production risers connected to a moored vessel, either a semisubmersible or a monohull, with the processing equipment mounted on deck.

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

      The Company's operations may involve the use or handling of materials that may be classified as environmentally hazardous substances. Environmental laws and regulations applicable in the United States and other countries in which the Company conducts operations have generally become more stringent, and may in certain circumstances impose "strict liability", rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were taken. The Company does not believe that environmental regulations have had any material adverse effect on its capital expenditures, results of operations or competitive position, and does not anticipate that any material expenditures will be required to enable it to comply with existing laws and regulations. However, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could have a material adverse effect on the Company's operations.

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

  Governmental Regulation

      Many aspects of the Company's operations are affected by domestic and foreign political developments and are subject to numerous domestic and foreign governmental laws and regulations that may relate directly or indirectly to the contract drilling industry, including, without limitation, laws and regulations controlling the discharge of materials into the environment, requiring removal and cleanup under certain circumstances or otherwise relating to the protection of the environment, and certification, licensing, safety and training and other requirements imposed by treaties, laws, regulations and conventions in the jurisdictions in which the Company operates. The contract drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing taxes, regulations and other laws relating to the energy business generally. The Company does not believe that governmental regulations have had any material adverse effect on its capital expenditures, results of operations or competitive position, and does not anticipate that any material expenditures will be required to enable it to comply with existing laws and regulations. However, the modification of existing laws and regulations or the adoption of new laws and regulations curtailing or increasing the effective cost of exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could have a material adverse effect on the Company's operations. The Company cannot currently determine the extent to which future earnings may be affected by new legislation or regulations or compliance with new or existing regulations which may become applicable as a result of rig relocation.

  Operating Risks and Insurance

      The Company's contract drilling operations are subject to the many hazards inherent in the offshore drilling industry. In the drilling of oil and gas wells, especially exploratory wells where little is known of the subsurface formations, there always exists a possibility of encountering unexpected conditions of extreme pressure and temperature and the risk of a blowout, cratering and fires that could cause injury or death to personnel, substantial damages to the property of the Company and others, pollution, and suspension of drilling operations. The Company's offshore fleet is also subject to hazards inherent in marine operations, either while on site or under tow, such as capsizing, grounding, collision, damage from heavy weather or sea conditions and unsound location. The Company may also be subject to liability for oil spills, reservoir damage and other accidents that could cause substantial damage. The Company maintains such insurance protection as it deems prudent, including physical damage or loss and liability insurance on its offshore fleet. In addition, the Company generally seeks to obtain indemnity agreements whenever possible from the Company's customers, requiring such customers to hold the Company harmless in the event of loss of production, reservoir damage or liability for pollution that originates below the water surface. When obtained, such contractual indemnification protection may not in all cases be supported by adequate insurance maintained by the customer. There is no assurance that such insurance or contractual indemnity protection will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. The principal hazards against which the Company may not be fully insured or indemnified are environmental liabilities which may result from a blowout or similar accident or a liability resulting from reservoir damage alleged to be caused by the negligence of the Company. Further, there is no assurance that the Company will be able to obtain adequate insurance coverage at the rates it deems reasonable in the future. Recognizing these risks, the Company has various programs that are designed to promote a safe environment for its personnel and equipment.

      The Company's foreign operations are also subject to certain political, economic and other uncertainties, including, among others, risks of war, expropriation, nationalization, renegotiation or nullification of existing contracts, taxation policies, foreign exchange restrictions, changing political conditions, international monetary fluctuations and other hazards arising out of foreign governmental sovereignty over certain areas in which the Company conducts operations. Currently, when conducting foreign drilling operations in areas the Company perceives as politically unstable, the Company may (i) negotiate contracts providing for indemnification against expropriation and certain other political risks or (ii) purchase insurance covering such risks, to the extent available at reasonable cost. The Company believes it is adequately covered by insurance, but no assurance can be given with respect to the availability of such insurance at acceptable rates in the future. Since 1979, the Company has not experienced any material losses associated with the above-described political risks.

  Employees

      At January 31, 1996, the Company had approximately 1,200 employees. Although a shortage of trained labor would be likely if demand for contract drilling services, including those performed by the Company, rapidly increases, management believes the effects upon the Company would be mitigated as a result of the manner in which it reduced its work force in response to declines during the recent downturn in industry drilling activity. Specifically, the Company followed a practice of laying off less experienced, lower-level employees before others. The Company does not consider a possibility of a shortage of qualified personnel currently to be a major factor in its business. Retention might become more difficult without significant increases in compensation, however, if demand for contract drilling services, including those performed by the Company, increases further. The Company does not have any material collective bargaining agreements.

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

      The Company is involved in these and various other legal actions arising in the normal course of business. After taking into consideration the evaluation of such actions by counsel for the Company, management is of the opinion that outcome of all known and potential claims and litigation will not have a material adverse effect on the Company's business or consolidated financial position or results of operations. See Note E of Notes to Consolidated Financial Statements.

  Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 1995.

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

                                     Positions and Offices
          Name and Age          Presently Held with the Registrant
          ------------          -----------------------------------
     P. B. Loyd, Jr., 49 (1)    Chairman, Director, President and
                                  Chief Executive Officer
     C. K. Rhein, Jr., 43 (2)   Vice Chairman and Director
     T. W. Nagle, 45 (3)        Executive Vice President, Finance and
                                  Administration
     W. K. Hillin, 54 (4)       Senior Vice President, General Counsel and
                                  Secretary
     L. E. Voss, Jr., 56 (5)    Vice President - Operations
     C. R. Ofner, 50 (6)        Vice President - Business Development
     D. L. McIntire, 58 (7)     Vice President - Human Resources

------------------

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

 (3) Mr. Nagle was named Director - Finance and Administration for RBDC in June 1985. In January 1989, he was named Director - Business Development for the Company. In April 1990, he was named Director - Support Services for RBDC. In August 1991, he was named Vice President and Chief Financial Officer. He was appointed to his present position with the Company in September 1995.

 (4)   Mr.  Hillin was  named  Vice President  -  Legal  for Reading  &  Bates
       Drilling Co. ("RBDC"), a wholly owned subsidiary of the Company, in 1978. In March 1986 he was named Vice President - Legal with the Company, was appointed Vice President - Finance and Legal in January 1988, was appointed Senior Vice President - Finance and Administration in November 1988 and in July 1990 was also appointed General Counsel and Secretary. He was appointed to his present position with the Company in August 1991.

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

                                    1995               1994
                              ---------------     --------------
            Quarter            High      Low       High     Low
            -------           ------    -----     -----    -----
            First             8 1/8     5 1/2     7 3/4    5 3/8
            Second            9 3/8     7         7 1/4    5 3/8
            Third             13 1/8    8 5/8     7 1/4    5 5/8
            Fourth            15 3/8    10 3/4    7        5 1/2

        There were approximately 7,100 holders of record of the Company's Common Stock as of February 29, 1996.

        The Company has not paid cash dividends on the Common Stock since the first quarter of 1986 and management does not expect any cash dividends will be declared or paid on the Common Stock in the reasonably foreseeable future.

        In March 1995, the Company adopted a Preferred Share Rights Agreement. See "FINANCIAL CONDITION" under Item 7.


Item 6. Selected Financial Data

                          READING & BATES CORPORATION
                                AND SUBSIDIARIES

                    (in thousands except per share amounts)

                                       Years Ended December 31,
                         -----------------------------------------------------
                            1995       1994      1993       1992      1991(1)
                         ---------  ---------  ---------  ---------  ---------
Operating revenues       $ 212,795  $ 169,058  $ 183,752  $ 156,659  $ 126,800
                         =========  =========  =========  =========  =========
Income (loss) from
 continuing operations
 before cumulative effect
 and extraordinary items $  18,392  $ (17,146) $   4,656  $   3,402  $ (17,385)
                         =========  =========  =========  =========  =========
Income from discontinued
 operations              $       -  $       -  $       -  $       -  $   2,156
                         =========  =========  =========  =========  =========
Cumulative effect and
 extraordinary items (2) $   3,430  $       -  $       -  $       -  $ (15,135)
                         =========  =========  =========  =========  =========
Net income (loss)        $  21,822  $ (17,146) $   4,656  $   3,402  $ (30,364)

Dividends on preferred
 stock                       4,855      4,859      2,052          -          -

Accretion in redemption
  price of redeemable
  stocks                         -          -          -      5,275      1,862
                         ---------  ---------  ---------  ---------  ---------
Net income (loss)
 applicable to
 common stockholders     $  16,967  $ (22,005) $   2,604  $  (1,873) $ (32,226)
                         =========  =========  =========  =========  =========
Income (loss) from
 continuing operations
 before cumulative effect
 and extraordinary items
 per share (3)           $     .22  $    (.39) $     .05  $    (.04) $    (.51)
                         =========  =========  =========  =========  =========
Income from
 discontinued operations
 per share (3)           $       -  $       -  $       -  $       -  $     .06
                         =========  =========  =========  =========  =========
Cumulative effect and
  extraordinary items
  per share (2)(3)       $     .06  $       -  $       -  $       -  $    (.40)
                         =========  =========  =========  =========  =========
Net income (loss)
 per share (3)           $     .28  $    (.39) $     .05  $    (.04) $    (.85)
                         =========  =========  =========  =========  =========
Total assets (4)         $ 605,780  $ 586,801  $ 612,474  $ 614,628  $ 443,521
                         =========  =========  =========  =========  =========
Long-term obligations
 (including current
 portion) and
 redeemable stocks       $ 113,373  $ 126,036  $ 116,796  $ 143,385  $  95,510
                         =========  =========  =========  =========  =========
Dividends on
 Common Stock            $       -  $       -  $       -  $       -  $       -
                         =========  =========  =========  =========  =========
_____________________

  (1) The Company's financial position at December 31, 1991 and the net loss for the year then ended reflect a recapitalization and related quasi-reorganization of the Company in 1991.

  (2) Year ended December 31, 1995 consists of an extraordinary gain due to the extinguishment of a debt obligation. Year ended December 31, 1991 includes an $18,860,000 expense ($.50 per share) for cumulative effect of change in accounting principle.

  (3) Years prior to 1992 have been restated to reflect the one-for-five reverse stock split on October 2, 1992.

  (4) Certain amounts in 1994 have been reclassified for comparative purposes. Such reclassifications had no effect on the net loss or the overall financial condition of the Company.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              FINANCIAL CONDITION

  Merger Proposal

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

  Arcade Acquisition

     In June 1994, the Company completed a transaction which increased its direct ownership in Arcade Drilling AS ("Drilling") and sold its entire ownership in Arcade Shipping AS ("Shipping"). The transaction consisted of the Company selling its entire 82.6% ownership in Shipping for approximately $27.8 million, purchasing from Shipping its entire 46.2% ownership in Drilling and equity securities in Dragon Oil for approximately $45.4 million and Shipping repaying a loan of approximately $12.9 million to the Company. This transaction resulted in a net cash outflow of $4.7 million. Also in September 1994, the Company purchased an additional 5.7% of Drilling's outstanding shares pursuant to a mandatory tender offer in Norway required by the Oslo Stock Exchange. In December 1995, the management agreement for one of Drilling's drilling units expired and a subsidiary of the Company now manages the drilling unit. See "The Company's Fleet" under Items 1 and 2. As of December 31, 1995, the Company's direct ownership in Drilling was 74.4%. See Note B of Notes to Consolidated Financial Statements.

  Purchase of Semisubmersibles

     In September 1994, the Company purchased the second-generation semisubmersible "RIG 41" (ex "BENVRACKIE") with the intent to contribute the drilling unit to a new joint venture with DeepTech International Inc. The objective of the new joint venture company was to acquire and operate semisubmersible drilling units to be converted for use as floating production systems. However, it was subsequently agreed by the Company and DeepTech International Inc. not to establish the new joint venture and the rig is currently stacked and available for conversion to a floating production system or deployment, after completion of upgrades, as a conventional drilling unit.

     In September 1995, the Company purchased the support vessel "IOLAIR" from BP Exploration Operating Company Limited ("BP Exploration"). The "IOLAIR" is a dynamically positioned third-generation deepwater semisubmersible support vessel built in 1982 for field support and living accommodations. The "IOLAIR" is currently contracted with BP Exploration and is expected to undergo a comprehensive upgrade in 1996 after which it would be used under a long-term contract with BP Exploration for its west of Shetland development program for up to 200 days per year. The vessel would be available for use by other North Sea area operators for the remaining period of each year. Also in September 1995, the Company purchased the second-generation semisubmersible drilling unit "RIG 42" from FPS II, Inc. "RIG 42" is a candidate for the extended well test market, deepwater and/or harsh environment drilling or eventual conversion to a floating production system. In connection with the purchase of "RIG 42" the Company issued 1,232,057 shares of the Company's Common Stock, par value $.05 per share and filed a shelf registration statement in September 1995 registering such 1,232,057 shares (see "Shelf Registration" below).

  Sale/Lease-back of Drilling Units

     In November 1995, the Company entered into a sale/lease-back of the "M. G. HULME, JR.". As part of this transaction the Company could receive up to $60 million in cash, inclusive of a $10 million funding provision for upgrades, and agreed to lease the drilling unit for ten years. As of December 31, 1995, the Company had received $52.5 million. The lease-back is accounted for as an operating lease and a deferred gain of $7.4 million was recorded and is being amortized over the life of the lease. In addition, the lease contains a provision which allows the Company to repurchase the drilling unit at the end of the lease for a fair market price. See Note E of Notes to Consolidated Financial Statements.

     In March 1992, the Company entered into a sale/lease-back of the "SONNY VOSS". Proceeds received of $27.7 million resulted in a gain of $6.3 million which was deferred and was being amortized over the lease term. In December 1994, for a fee of $.5 million, the Company negotiated an early release from all of its remaining lease obligations with respect to the "SONNY VOSS". Such lease obligations were scheduled to have expired in September 1995 and the net effect of the early release on the Company's results of operations was a gain of $.5 million recognized as a reduction of operating expenses in the fourth quarter of 1994. See Note E of Notes to Consolidated Financial Statements.

  Purchase of Oil & Gas Interest

     In October 1995, the Company purchased an approximately 20% working interest in the Green Canyon 254 Allegheny oil and gas development project in the U.S. Gulf of Mexico from the operator, Enserch Exploration, Inc. ("Enserch"). The third-generation semisubmersible "M. G. HULME, JR." has been contracted for three years to drill the development wells upon completion of an upgrade of the unit for operations in up to 3,300 feet of water, and the Company is expected to convert either its second-generation semisubmersible "RIG 41", or an equivalent unit, to a floating production vessel capable of processing up to 70,000 barrels of oil per day. In addition, Mobil Exploration & Producing U.S. Inc., an affiliate of Mobil Corporation, has a 40% working interest in the project. Enserch is expected to retain the remaining 40% working interest. As of December 31, 1995, the Company had accumulated costs related to the project of approximately $23.3 million which are included in Property and Equipment, Other.

  Purchase of Lease Debt

     In the third quarter of 1994, the Company purchased certain notes and interests relating to the lease debt outstanding associated with the operating leases of the drilling units "GEORGE H. GALLOWAY" and "C.E. THORNTON", and the secured contingent obligations associated with the capital lease of the "F.G. McCLINTOCK". Total consideration for the transaction was approximately $36.5 million which consisted of the Company paying cash of approximately $12.2 million and issuing 4,230,235 shares of the Company's Common Stock, par value $.05 per share, totalling approximately $24.3 million at then prevailing stock prices. In October 1994, the Company filed a shelf registration registering such shares (see "Shelf Registration" below). In the second quarter of 1995, the Company acquired title to the "GEORGE H. GALLOWAY". See Note E of Notes to Consolidated Financial Statements.

  Public Offering

     In July 1993, the Company effected a public offering (the "1993 Offering") of 2,990,000 shares of $1.625 Convertible Preferred Stock, par value $1.00 per share (the "Preferred Stock"), pursuant to which the Company raised gross proceeds of approximately $74.7 million in cash (net proceeds of approximately $71.2 million). The proceeds were utilized to repay indebtedness under two credit facilities, both under the ING Facility, totalling approximately $17.1 million. See "LIQUIDITY AND CAPITAL RESOURCES - ING Facility". The remaining proceeds were used by the Company for working capital and general corporate purposes. The Preferred Stock is convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion rate of 2.899 shares of Common Stock for each share of Preferred Stock (equivalent to a conversion price of $8.625 per share of Common Stock), subject to adjustment in certain events. Annual dividends are $1.625 per share and are cumulative and are payable quarterly commencing September 30, 1993. The Preferred Stock is redeemable at any time on and after September 30, 1996, at the option of the Company, in whole or in part, at a redemption price of $26.1375 per share, and thereafter at prices decreasing ratably annually to $25.00 per share on and after September 30, 2003, plus accrued and unpaid dividends. The holders of the Preferred Stock do not have any voting rights, except as required by applicable law, and except that, among other things, whenever accrued and unpaid dividends on the Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Preferred Stock, the holders of the Preferred Stock will be entitled to elect two directors to the Board until the dividend arrearage has been paid in full. The term of office of all directors so elected will terminate immediately upon such payment. The Preferred Stock has a liquidation preference of $25.00 per share, plus accrued and unpaid dividends. The Company has declared and paid all cumulative dividends accrued on the Preferred Stock through December 31, 1995.

  Shelf Registration

     In October 1994, the Company filed a shelf registration registering the 4,230,235 shares of the Company's Common Stock issued for the purchase of the leased rigs as discussed above. In September 1995, the Company filed a shelf registration registering the 1,232,057 shares of the Company's Common Stock issued for the purchase of "RIG 42", as previously discussed, and the Company has been informed that all of such shares have been sold. Pursuant to the terms of the registration rights agreements among the Company and certain other holders of the Company's Common Stock, as currently in effect, the Company is required to maintain continuously effective shelf registration statements with respect to approximately 7.4 million shares of its Common Stock until the earlier to occur of (i) the sale of such shares by the holders thereof or (ii) August 1, 1996 (in the case of approximately 5.4 million shares) or September 14, 1996 (in the case of approximately 2 million shares).

  Preferred Share Rights Agreement

     On March  15,  1995,  the  Company's  board  of  directors  declared  a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's Common Stock outstanding on March 31, 1995 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $1.00 per share (the "Preferred Shares") of the Company at a price of $30.50, subject to adjustment. The Rights will not become exercisable until 10 days after a public announcement  that  a person  or  group has  acquired 10%  or more  of the
  Company's Common Stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 10% or more of the Company's Common Stock (the earlier of such dates being called the "Distribution Date"). Rights will be issued for all shares of the Company's Common Stock issued and outstanding on the Record Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's Common Stock and will be transferrable only with the Company's Common Stock. In the event that any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter entitle its holder to purchase shares of the Company's Common Stock having a market value of two times the exercise price of the Right. After any person or group has become an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding shares of Common Stock, the Company's board of directors may exchange each Right (other than Rights of the Acquiring Person), in whole or in part, at an exchange ratio of one Common Share or one one-hundredth of a Preferred Share per Right. If after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right will entitle its holder to purchase, at the Right's then current exercise price, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. The board of directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right at any time prior to such time as any person or group becomes an Acquiring Person. The Rights expire on March 31, 2005. Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a preferential quarterly dividend payment equal to the greater of $1 per share or 100 times the dividend declared per Common Share. Liquidation preference will be equal to the greater of $100 per share or 100 times the payment made per Common Share. Each Preferred Share will have one vote, voting together with the Common Stock. See "LIQUIDITY AND CAPITAL RESOURCES".

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

     In March 1995, Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121") was issued. SFAS 121, which becomes effective in 1996, requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable, and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. In 1995, the Company adopted SFAS 121 which had no effect on the Company's consolidated results of operations or consolidated financial position. See Note A of Notes to Consolidated Financial Statements.

      For a discussion of certain legal proceedings see Part I, Item 3.

                        LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

     At December 31, 1995, the Company had working capital of $41.3 million compared to $6.7 million at December 31, 1994. The $34.6 million increase is primarily due to improved cash flow and new term financing in 1995 that was used to repay the ING Facility (as discussed below) and the Company's debentures that matured in 1995.

     Cash provided by operating activities during 1995 amounted to $34.5 million, an increase of $3.7 million from 1994. Cash provided by operating activities during 1994 amounted to approximately $30.8 million, an increase of $4.3 million from 1993.

     Cash used in investing activities was $3.5 million in 1995 compared to $48.8 million in 1994 compared to $29.4 million in 1993. During 1995, the Company entered into a sale/lease-back transaction of the "M.G. HULME, JR." drilling unit that provided approximately $50 million of cash and used $51.9 million to purchase property and equipment, such as the oil and gas interest in the Gulf of Mexico as previously discussed. During 1994, the Company used $10.7 million to purchase additional shares in Drilling and $38.4 million to purchase property and equipment, such as the purchase of certain notes and interests relating to the lease debt outstanding associated with the operating leases of the drilling units "GEORGE H. GALLOWAY" and "C. E. THORNTON" and the secured contingent obligations associated with the capital lease of the drilling unit "F. G. McCLINTOCK", and the purchase of the second-generation semisubmersible drilling unit "RIG 41". During 1993, the Company used $20.6 million to purchase additional shares in Drilling and Shipping. See "FINANCIAL CONDITION".

     Cash used in financing activities was $37.1 million in 1995 compared to $20 million in 1994 compared to cash provided by financing activities of $30.1 million in 1993. During 1995, the Company made principal payments of $85.3 million which was primarily the repayment of the ING Facility and the 8% Convertible Subordinated Debentures which matured in 1995, paid Preferred Stock dividends of $4.9 million and received $50 million from two new financing sources and $3 million from the exercise of employee stock options. During 1994, the Company made principal payments of $24.6 million, paid Preferred Stock dividends of $4.9 million and received $9.5 million from the ING Facility. During 1993, the Company received $71.2 million of net proceeds from the 1993 Offering, received $11.6 million from the ING Facility and made principal payments of $50.6 million and paid dividends of $2.1 million on the Preferred Stock. See "FINANCIAL CONDITION".

     Liquidity of the Company should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers' expectations and budgets occur. These fluctuations can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. The Company's management currently expects that its cash flow from operations, in combination with cash on hand and other sources, including new debt, new equity, asset disposals and/or by proper scheduling of its planned capital or other expenditures, will be sufficient to satisfy the Company's 1996 working capital needs, dividends on and the possible redemption of the Preferred Stock, planned investments, capital expenditures, debt and other payment obligations. The Company currently expects to call for redemption its Preferred Stock in accordance with its terms on or after September 30, 1996. The Company expects that most, if not all, holders of the Preferred Stock will convert their shares into Common Stock rather than allow the Company to redeem their shares. At present, the Company would expect to fund the Preferred Stock redemption, if any, out of working capital.

     At December 31, 1995, approximately $17.1 million of total consolidated cash and cash equivalents of $36.2 million were restricted from the Company's use outside of Drilling's activities. See "Drilling" below regarding recent changes in such restrictions.

  Capital Expenditures and Deferred Charges

     Planned capital expenditures and deferred charges (including mobilization, demobilization and contract preparation costs not recoverable from the Company's customers or claim proceeds from insurance underwriters) for 1996 are expected to aggregate in excess of $73 million principally for upgrades or replacement of equipment either to fulfill obligations under existing contracts or to improve the marketability of certain of the Company's drilling units and for mobilization of the Company's drilling units between drilling sites. Additionally, the Company has capital funding obligations for its participation in the previously discussed oil and gas development project estimated to be in excess of $17 million for 1996. The Company anticipates that such capital expenditures will be funded through cash provided by operations and/or an increase of an existing credit facility and/or new financing. Certain projects currently being considered by the Company would require, if they materialize, capital expenditures or other cash requirements not included in the above estimate. In addition to planned capital expenditures referred to above, the Company will also continue to review acquisitions of drilling units from time to time and will also consider further investments in floating production equipment. See "Item
  1.  Business - Business Strategy".

  ING Facility

     The Company's principal credit facility agreement (the "ING Facility") with ING Bank was fully repaid in November 1995 from funds provided by the sale/lease-back of the "M. G. HULME, JR." and the CBK Facility, as discussed below. The ING Facility consisted of four facilities, "Facility A", "Facility C", "Facility D" and "Facility E". A fifth credit facility ("Facility F") was both created and repaid during 1993. Facility A was in the form of a term loan with an original balance of $30 million. Facilities C, D & E consisted of $30 million of working capital financing. Facility C was in the form of an overdraft account up to a maximum of $15 million. Facility D was in the form of a $5 million long-term letter of credit which collateralized a $15 million note payable relating to the "HARVEY H. WARD" drilling unit. Facility E was in the form of short-term letters of credit aggregating $10 million, which supported bid, performance and other bonds needed by the Company in the ordinary course of its business. Facility F consisted of a revolving credit facility in an amount not to exceed $15.5 million, for the purchase of shares of Shipping and Drilling. In March 1993, the Company received approximately $11.6 million from Facility F and in July 1993 the Company repaid Facility F from proceeds from the 1993 Offering. In addition, a separate facility ("Facility B") provided by ING Bank was in the form of a term loan with an original balance of $45 million. Facility B was the result of ING Bank acquiring, in June 1991, certain interests in two promissory notes issued in connection with the previous sale and lease-back to the Company of the "C.E. THORNTON" and the "GEORGE H. GALLOWAY" drilling units. The present value of the Company's obligations under such operating leases at date of repayment amounted to approximately $23.2 million. Substantially all of the Company's assets (including its shares of Drilling) that did not serve as collateral for other obligations of the Company collateralized the ING Facility. See Notes C, D and E of Notes to Consolidated Financial Statements.

  CBK Facility

     In November 1995, the Company entered into a five year $55 million credit facility agreement (the "CBK Facility") with Christiania Bank og Kreditkasse. The CBK Facility consists of a $45 million reducing revolving credit facility ("CBK Facility A") and a $10 million standby letter of credit facility ("CBK Facility B"). CBK Facility A allows the Company to make drawdowns, minimum of $1 million, as funds are needed, shall be reduced/repaid by nine semi-annual installments of $3.4 million commencing in May 1996 and one final reduction/repayment of $14.4 million in November 2000 and bears interest at the London Interbank Offered Rate ("LIBOR") (5.719% at December 31, 1995) plus 1.75%. In addition, a commitment fee of .75% per annum is paid on the unused portion of CBK Facility A. CBK Facility B is in the form of stand-by letters of credit aggregating $10 million, for use in the ordinary course of business. Any amounts available under CBK Facility A may be utilized under CBK Facility
  B. At December 31, 1995, $20 million was outstanding under CBK Facility A and $13.3 million was outstanding under CBK Facility B, leaving $21.7 million available under CBK Facility A. The CBK Facility contains covenants which require the Company to meet certain ratios and working capital conditions, and is collateralized by vessel mortgages on two of the drilling units owned by the Company and related assignments of insurance and earnings. See Notes C and E of Notes to Consolidated Financial Statements.

  CIT Financing

     In May 1995,  the Company  entered into  a $25  million loan  agreement with The CIT Group/Equipment Financing, Inc. In December 1995, the Company borrowed an additional $5 million under such loan agreement. The loan bears interest at the one month LIBOR (5.719 % at December 31, 1995) plus 2.5%, and interest is payable monthly. Principal repayments are $5,416,667 in November 1996, 34 monthly installments of $416,667 commencing in December 1996 and one payment of $10,416,655 in October 1999. The loan agreement contains covenants which require the Company to meet certain financial conditions, including, among others, a cash flow coverage ratio and a long-term debt to total assets ratio, and is collateralized by vessel mortgages on two of the drilling units owned by the Company and related assignments of insurance and earnings.

  Drilling

     As of December 31, 1995, Drilling had a $42.5 million term loan payable to The Chase Manhattan Bank, N.A. as agent for a syndicate of banks (including itself). The adjusted payment terms of this bank obligation currently provide for repayment of principal in 17 semiannual installments which commenced in August 1991. The Company has not guaranteed repayment of such obligation. Drilling has also entered into an interest rate swap agreement, which is combined with the bank credit facility for payment purposes (as set forth below). The swap agreement terminates in August 1996 and the notional principal swapped amount will have been reduced on a semiannual basis to $30.6 million at that time. At December 31, 1995, the notional principal amount of $34.1 million bears interest at 10.69% and the remaining principal amount bears interest at the 6 month LIBOR (5.531% at December 31, 1995) plus 1.75%. Following the termination of the swap agreement, the remaining balance of the loan will bear interest at LIBOR plus 1.75%. The loan is collateralized by the drilling units "HENRY GOODRICH" and "PAUL B. LOYD, JR." (ex "SONAT ARCADE FRONTIER"). The loan agreement was amended in November 1995 to change certain financial condition requirements and such changes are reflected below. The amended loan agreement requires Drilling to meet certain financial conditions, including maintaining current assets of at least twice the level of current liabilities and liquid assets of at least $2 million ($10 million if Drilling can not annually provide to the lenders satisfactory contractual commitments for the employment of both drilling units for the next twelve months), maintaining a ratio of operating cash flow (including actual and projected cash flows) to interest charges of at least 1.75 to 1 and maintaining a ratio of total liabilities to tangible net worth of no more than 1 to 1. Additionally, the amended loan agreement (i) restricts the payment of dividends by Drilling to not more than 50% of net earnings after tax per year, (ii) prohibits Drilling from making loans, granting credit, giving any guarantee or indemnity to or for the benefit of any other person or assuming any liability with respect to any obligation of any other person, (iii) prohibits Drilling from engaging in any merger or consolidation and (iv) prohibits the encumbrance of Drilling's assets or the sale of such assets other than at fair market value, in each case without the prior written consent of the banks party to the loan agreement holding a majority of the outstanding balance. The amended loan agreement allows Drilling to declare a distribution to stockholders in the first quarter of 1996 up to $15 million provided $2 million of liquid assets remain after payment of such distribution. The Company currently expects to receive approximately $11.2 million with respect to such distribution in the first quarter of 1996. It is also an event of default if there should occur a material adverse change in the financial or business condition of Drilling. Pursuant to a series of waivers, for the period from May 1, 1992 to May 1, 1993, the bank syndicate waived the requirement that Drilling comply with the actual operating cash flow ratio covenant. For the period from January 1, 1992, to April 30, 1993, the bank syndicate waived the requirement that Drilling comply with the projected operating cash flow ratio covenant. In connection with the most recent waiver, Drilling was required to pay on April 30, 1993 (i) a fee to the bank syndicate of approximately $.1 million and (ii) the last two semiannual installments (totalling $8 million). Since May 1, 1993, Drilling has not requested any additional waivers. Drilling expects to meet its repayment obligations under the facility through cash flow generated from operations and current working capital. At December 31, 1995, Drilling held $17.1 million in cash and cash equivalents available to satisfy such obligations, but otherwise subject to the restrictions on use of such cash and cash equivalents set out in such amended loan agreement. See Note C of Notes to Consolidated Financial Statements.

                             RESULTS OF OPERATIONS

     The Company reported net income for 1995 of $21.8 million ($.28 earnings per share after preferred stock dividends of $4.9 million), compared to a net loss of $17.1 million ($.39 loss per share after preferred stock dividends of $4.9 million) for 1994 and net income of $4.7 million ($.05 earnings per share after preferred stock dividends of $2.1 million) for 1993. Included in the 1995 results is an extraordinary gain of $3.4 million related to the extinguishment of a debt obligation.

                                                Years Ended December 31,
                                           ---------------------------------
                                              1995       1994        1993
                                           ---------   ---------  ----------
  Operating Revenues (in thousands)        $ 212,795   $ 169,058  $  183,752
                                           =========   =========  ==========

     Operating revenues are primarily a function of dayrates and utilization. The $43.7 million increase in 1995 over 1994 is primarily due to the increased utilization of the fourth-generation semisubmersible and jack-up fleets. Also contributing to the increased operating revenues is the increase in average dayrates earned by the units, again particularly in the semisubmersible and jack-up fleets. The $14.7 million decrease in 1994 compared to 1993 is primarily due to the decreased utilization of these fleets between those two years.

     Unit utilization measured in terms of the number of days the units were earning revenues to the total days the units were owned or leased by the Company (the operating method) for the years ended December 31, 1995, 1994 and 1993 is shown below by class:

                                                        Years Ended
           Unit Utilization                             December 31,
           ----------------                        ---------------------
                                                   1995    1994     1993
                                                   ----    ----     ----
      Fourth-Generation Semisubmersibles  . . .     97%     76%      82%
      Third-Generation Semisubmersibles . . . .     85%     85%      78%
      Jack-Ups  . . . . . . . . . . . . . . . .     84%     69%      84%
      Drilling Tenders  . . . . . . . . . . . .     76%    100%     100%
      Total Fleet . . . . . . . . . . . . . . .     85%     75%      85%

       The utilization trends experienced by the Company are generally consistent with those experienced by the industry.

       Average dayrates for the Company's units for the years ended December 31, 1995, 1994 and 1993 are shown below by class (in thousands):

                                                       Years Ended
        Average Dayrates                               December 31,
        ----------------                        ------------------------
                                                 1995     1994     1993
                                                ------   ------   ------
     Fourth-Generation Semisubmersibles   . .    $ 64.9  $ 59.2   $ 63.7
     Third-Generation Semisubmersibles  . . .      39.6    32.7     29.6
     Jack-Ups . . . . . . . . . . . . . . . .      27.8    24.4     24.6
     Drilling Tenders . . . . . . . . . . . .      28.1    29.4     26.9
     Total Fleet  . . . . . . . . . . . . . .      36.7    32.0     31.7


                                                 Year Ended December 31,
                                             -------------------------------
                                                1995       1994      1993
                                             ---------  ---------  ---------
     Operating Expenses (in thousands)       $ 127,070  $ 122,981  $ 117,596
                                             =========  =========  =========
     Operating Expenses as Percentage
      of Revenues                                 59.7%      72.7%      64.0%
                                             =========  =========  =========

     Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues due to the continuation of personnel on board and equipment maintenance when the Company's units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's units and the mix of labor between expatriates and nationals as stipulated in the contracts. Labor costs have increased in the last three fiscal years primarily due to higher salary levels, inflation and the decline of the U.S. dollar relative to certain foreign currencies of countries where the Company operates. Equipment maintenance expenses fluctuate depending upon the type of activity the drilling unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed on a basis of number of hours operated in accordance with the Company's preventive maintenance program.

     Operating expenses increased in 1995 as compared to 1994 due to higher operating costs for several rigs and the addition of the "IOLAIR" to the fleet. This increase was offset somewhat by lease expense which decreased between the two years due to the 1994 termination of the lease for the "SONNY VOSS" and the elimination of the "GEORGE H. GALLOWAY" and "C. E. THORNTON" leases due to a 1994 purchase of the lease obligations by the Company.

     Despite the increase in operating expenses in 1995, operating expenses as a percentage of revenues decreased by 13.0% in 1995 compared to 1994 due mainly to increased revenues in 1995. Also contributing to this decrease is the reduction of operating expenses in 1995 as compared to 1994 associated with reduced lease expense in the amount of $8.3 million. Currently, management expects operating expenses as a percentage of revenue to continue to decrease over the next two years. Although management currently expects operating expenses to rise during this period due to higher operating costs and the addition of two rigs to the fleet, operating revenues are currently expected to rise at a faster rate due to contracts with higher dayrates, some of which are already in place.

     Included in operating expenses for 1994 is a credit of approximately $3.1 million due to the recognition of the remaining deferred gain on the sale/lease-back of the "SONNY VOSS" as the Company was prematurely released from its lease obligation.

     Operating expenses as a percentage of revenues increased by 8.7% in 1994 compared to 1993 due to decreased revenues as well as increased operating costs in Australia and overall equipment maintenance costs.

     Included in operating expenses for 1993 is a credit of approximately $1.8 million due to the recognition of the deferred gain on the sale/lease-back of the "SONNY VOSS" and a credit of approximately $1.2 million due to the recognition of a gain on the "JACK BATES" casualty caused by Hurricane Andrew in 1992.

                                                 Years Ended December 31,
                                              ------------------------------
                                                1995       1994      1993
                                              --------   --------   --------
  Depreciation and
   Amortization (in thousands)                $ 30,369   $ 28,909   $ 29,758
                                              ========   ========   ========

      Depreciation and amortization expense increased $1.5 million in 1995 compared to 1994 due to increased utilization of the fleet.

      Depreciation and amortization expense decreased $.8 million in 1994 compared to 1993.

                                             Years Ended December 31,
                                          -------------------------------
                                             1995       1994       1993
                                          ---------  ---------  ---------
  General and Administrative
   Expenses (in thousands)                $  17,139  $  17,993  $  18,086
                                          =========  =========  =========

        General and administrative expenses decreased $.9 million in 1995 compared to 1994 primarily related to the reduction of expenses for Drilling's office located in Oslo.

       General and administrative expenses increased $1 million in 1994 compared to 1993 after adjusting 1993 by $1.1 million of termination benefits that were accrued in 1993. The increase is primarily due to an increase in payroll and related expenses.

                                              Years Ended December 31,
                                            ------------------------------
                                              1995       1994       1993
                                            --------   --------   --------
  Interest Expense (in thousands)           $ 15,303   $ 13,694   $ 13,818
                                            ========   ========   ========

       Despite a decrease in the average principal debt balance outstanding during 1995 as compared to 1994 due to the refinancing of the Company's principal credit facility with ING Bank in the fourth quarter of 1995 as well as the repayment of scheduled principal payments on the Company's long-term obligations, interest expense increased by $1.6 million. This increase is primarily attributable to the purchase of certain notes and interest relating to the lease debt outstanding for the previously leased rigs, "C.E. THORNTON" and "GEORGE H. GALLOWAY" in the latter part of 1994. Noncash interest expense attributable to amortization of discount and deferrals associated with the 8% Senior Subordinated Convertible Debentures due 1998 and the 8% Convertible Subordinated Debentures which were repaid in the fourth quarter of 1995 for the year ended December 31, 1995 was $4 million.

       Despite a decrease in the average principal debt balance outstanding during 1994 compared to 1993 due to the repayment of scheduled principal payments on the Company's long-term obligations, interest expense remained constant in 1994 compared to 1993 due to higher interest rates in 1994. Noncash interest expense attributable to amortization of discount and deferrals associated with the 8% Senior Subordinated Convertible Debentures due 1998 and the 8% Convertible Subordinated Debentures which were repaid in the fourth quarter of 1995 for the year ended December 31, 1994 was $3.6 million.

                                                Years Ended December 31,
                                              ----------------------------
                                                1995      1994      1993
                                              --------  --------  --------
  Interest Income (in thousands)              $  1,832  $  3,263  $  2,070
                                              ========  ========  ========

        Interest income decreased $1.4 million in 1995 compared to 1994 due to interest earned on decreased average cash and cash equivalents balance. Conversely, interest income increased $1.2 million in 1994 compared to 1993 due to interest earned on the increased average outstanding cash and cash equivalents balance primarily due to proceeds received from the 1993 Offering.

                                               Years Ended December 31,
                                            ------------------------------
                                              1995       1994       1993
                                            --------   --------   --------
  Other Income (Expenses),
     Net (in thousands)                     $ (2,008)  $ (2,647)  $   (508)
                                            ========   ========   ========

        For 1995, other, net included $1.2 million of expenses associated with the merger discussions with Sonat Offshore.

        For 1994, other, net included the recognition of a $1.2 million loss associated with interests in the exploration and production of oil and gas, a $.8 million expense for the change in the estimate of the reserve for prior workers compensation claims and a $.7 million loss on the sale of a cash investment due to the decline in the market value.

                                               Years Ended December 31,
                                            ------------------------------
                                              1995       1994       1993
                                            --------   --------   --------
  Income Tax Expense (in thousands)         $  2,824   $  4,093   $  4,008
                                            ========   ========   ========

        Income tax expense for 1995 decreased as compared to 1994 despite increases in revenues and income before income taxes. Such decrease is primarily due to a change in the Company's foreign geographic areas of operations coupled with the resolution, in the third quarter of 1995, of a foreign tax assessment at less than expected cost.

        Income tax expense was recognized for the year ended December 31, 1994 despite losses before income taxes of $13.9 million. This represents income tax expense incurred with respect to certain foreign operations.

                                               Years Ended December 31,
                                            ------------------------------
                                              1995       1994       1993
                                            --------   --------   --------
  Minority Interest (in thousands)          $ (1,522)  $    850   $  2,608
                                            ========   ========   ========

        Minority interest relates primarily to the results of Drilling and the percentage attributable to stockholders other than the Company. Drilling reported income in 1995 of $5.6 million and losses of $3 million and $4.5 million in 1994 and 1993, respectively. The ownership percentages attributable to stockholders other than the Company were 25.7%, 26.1% and 46.8% for the years ending December 31, 1995, 1994 and 1993, respectively.

        The impact of inflation on the Company's operations for the three years ended December 31, 1995 has not been material.


  Item 8.  Financial Statements and Supplementary Data

                  READING & BATES CORPORATION AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  To the Board of Directors and Stockholders
  Reading & Bates Corporation

        We have audited the accompanying consolidated balance sheets of Reading & Bates Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reading & Bates Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



  Arthur Andersen LLP

  Houston, Texas
  February 13, 1996


                           READING & BATES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           December 31, 1995 and 1994
                             (dollars in thousands)

                                                      1995          1994
                                                  ----------    ----------
   ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                     $  36,171     $  42,319
     Accounts receivable:
       Trade, net                                     41,324        34,430
       Other                                           4,815         2,952
     Materials and supplies inventory                  8,911         8,421
     Other current assets                              4,567         4,627
                                                   ---------     ---------
       Total current assets                           95,788        92,749
                                                   ---------     ---------
   PROPERTY AND EQUIPMENT:
     Drilling                                        758,688       775,189
     Other                                            29,898         6,270
                                                   ---------     ---------
       Total property and equipment                  788,586       781,459
     Accumulated depreciation and
       amortization                                 (282,981)     (291,140)
                                                   ---------     ---------
       Net property and equipment                    505,605       490,319
                                                   ---------     ---------
   DEFERRED CHARGES AND OTHER ASSETS                   4,387         3,733
                                                   ---------     ---------
   TOTAL ASSETS                                    $ 605,780     $ 586,801
                                                   =========     =========

The accompanying notes are an integral part of the consolidated financial statements.


                           READING & BATES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           December 31, 1995 and 1994
                       (in thousands except share amounts)

<CAPTIONS>
                                                      1995         1994
                                                   ---------     ---------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Short-term obligations                        $  12,000     $  12,222
     Long-term obligations due within one year        18,333        44,099
     Accounts payable - trade                          3,639        12,398
     Accrued liabilities                              20,518        17,322
                                                   ---------     ---------
         Total current liabilities                    54,490        86,041

   LONG-TERM OBLIGATIONS                              95,040        81,937

   OTHER NONCURRENT LIABILITIES                       51,718        49,717

   DEFERRED INCOME TAXES                               2,977         3,075
                                                   ---------     ---------
       Total liabilities                             204,225       220,770
                                                   ---------     ---------
   COMMITMENTS AND CONTINGENCIES

   MINORITY INTEREST                                  44,504        43,871
                                                   ---------     ---------
   STOCKHOLDERS' EQUITY:
     $1.625 convertible preferred stock, $1.00
      par value, 2,990,000 shares authorized,
      2,985,000 shares and 2,990,000 shares
      issued and outstanding at December 31,
      1995 and 1994, respectively (liquidation
      preference at December 31, 1995, $74,625)        2,985         2,990
     Common stock, $.05 par value, 425,000,000
      shares authorized, 61,900,408 shares and
      59,711,023 shares issued and outstanding
      at December 31, 1995 and 1994,
      respectively                                     3,095         2,986
     Capital in excess of par value                  362,910       337,406
     Accumulated deficit from March 31, 1991          (3,017)      (19,984)
     Other                                            (8,922)       (1,238)
                                                   ---------     ---------
       Total stockholders' equity                    357,051       322,160
                                                   ---------     ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 605,780     $ 586,801
                                                   =========     =========

The accompanying notes are an integral part of the consolidated financial statements.


                           READING & BATES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands except per share amounts)

                                                Years Ended December 31,
                                            -------------------------------
                                               1995       1994      1993
                                            ---------  ---------  ---------
   OPERATING REVENUES                       $ 212,795  $ 169,058  $ 183,752
                                            ---------  ---------  ---------
   COSTS AND EXPENSES:
     Operating expenses                       127,070    122,981    117,596
     Depreciation and amortization             30,369     28,909     29,758
     General and administrative                17,139     17,993     18,086
                                            ---------  ---------  ---------
      Total costs and expenses                174,578    169,883    165,440
                                            ---------  ---------  ---------
   OPERATING INCOME (LOSS)                     38,217       (825)    18,312
                                            ---------  ---------  ---------
   OTHER INCOME (EXPENSE):
     Interest expense                         (15,303)   (13,694)   (13,818)
     Interest income                            1,832      3,263      2,070
     Other, net                                (2,008)    (2,647)      (508)
                                            ---------  ---------  ---------
      Total other income (expense)            (15,479)   (13,078)   (12,256)
                                            ---------  ---------  ---------
   INCOME (LOSS) BEFORE INCOME TAX
     EXPENSE, MINORITY INTEREST AND
     EXTRAORDINARY GAIN                        22,738    (13,903)     6,056

   INCOME TAX EXPENSE                           2,824      4,093      4,008

   MINORITY INTEREST                           (1,522)       850      2,608
                                            ---------  ---------  ---------
   INCOME (LOSS) BEFORE EXTRAORDINARY GAIN     18,392    (17,146)     4,656

   EXTRAORDINARY GAIN                           3,430          -          -
                                            ---------  ---------  ---------
   NET INCOME (LOSS)                           21,822    (17,146)     4,656

   DIVIDENDS ON PREFERRED STOCK                 4,855      4,859      2,052
                                            ---------  ---------  ---------
   NET INCOME (LOSS) APPLICABLE TO
    COMMON STOCKHOLDERS                     $  16,967  $ (22,005) $   2,604
                                            =========  =========  =========
   EARNINGS (LOSS) PER COMMON SHARE:
    INCOME (LOSS) BEFORE EXTRAORDINARY
     GAIN                                   $     .22  $    (.39) $     .05
    EXTRAORDINARY GAIN                            .06          -          -
                                            ---------  ---------  ---------
       NET INCOME (LOSS)                    $     .28  $    (.39) $     .05
                                            =========  =========  =========
   WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                60,208     56,900     55,497
                                            =========  =========  =========

The accompanying notes are an integral part of the consolidated financial statements.


                           READING & BATES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                               Years Ended December 31,
                                             ------------------------------
                                               1995       1994       1993
                                             --------   --------   --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                       $ 21,822   $(17,146)  $  4,656
     Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
       Depreciation and amortization           30,369     28,909     29,758
       Loss (gain) on dispositions of
        property and equipment                    650     (1,982)    (1,900)
       Recognition of deferred expenses         7,051      4,640      2,654
       Extraordinary gain from extinguish-
        ment of debt                           (3,430)         -          -
       Minority interest in income (loss) of
        consolidated subsidiaries               1,522       (850)    (2,608)
       Changes in assets and liabilities:
         Accounts receivable, net              (8,685)     2,973     (3,828)
         Materials and supplies inventory        (490)       288       (556)
         Deferred charges and other assets     (7,880)    (3,678)    (3,366)
         Accounts payable - trade              (8,759)     4,742      2,959
         Accrued interest                       4,472      4,000      3,418
         Accrued lease expense                      -      3,344     (5,014)
         Accrued liabilities                    1,367      4,692     (1,486)
         Deferred income taxes                    (98)       268        388
         Other, net                            (3,426)       572      1,469
                                             --------   --------   --------
          Net cash provided by operating
           activities                          34,485     30,772     26,544
                                             --------   --------   --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Dispositions of property and equipment    49,946        141      1,088
     Purchases of property and equipment,
      net of noncash items                    (51,906)   (38,424)   (10,149)
     Decrease (increase) in investments
      in and advances to unconsolidated
      investees                                  (310)       209        187
     Business acquisitions                     (1,229)   (10,738)   (20,558)
                                             --------   --------   --------
   Net  cash used  in  investing
   activities                                  (3,499)   (48,812)   (29,432)
                                             --------   --------   --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (payments) from short-
      term obligations                        (12,222)     9,487    (10,747)
     Proceeds from long-term obligations       50,000          -     11,624
     Net proceeds from issuance of
      preferred stock                               -          -     71,184
     Principal payments on long-term
      obligations                             (73,057)   (24,654)   (39,858)
     Exercise of stock options                  3,000          -          -
     Dividends paid on preferred stock         (4,855)    (4,859)    (2,052)
                                             --------   --------   --------
       Net cash provided by (used in)
        financing activities                  (37,134)   (20,026)    30,151
                                             --------   --------   --------
   NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                (6,148)   (38,066)    27,263

   CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                    42,319     80,385     53,122
                                             --------   --------   --------
   CASH AND CASH EQUIVALENTS AT END OF YEAR  $ 36,171   $ 42,319   $ 80,385
                                             ========   ========   ========
   Supplemental Cash Flow Disclosures:
     Interest paid                           $ 11,874   $  9,368   $ 10,649
     Income taxes paid                       $  2,975   $  3,877   $  3,648
     Noncash investing activities:
       Purchase of property and equipment
         in exchange for equity or debt      $ 36,708   $ 24,324   $      -

The accompanying notes are an integral part of the consolidated financial statements.


                      READING & BATES CORPORATION
                           AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                     For the Three Years Ended December 31, 1995
                                  (in thousands)

                       Convertible
                        Preferred     Common
                          Stock        Stock     Capital in Retained
                      ------------- ------------- Excess of Earnings
                      Shares Amount Shares Amount Par Value (Deficit)   Other
                      ----- ------- ------ ------- -------- --------  --------
Balances at
 December 31, 1992        - $    -  55,502 $ 2,775 $244,654 $   (583) $ (1,423)

Net income                                                     4,656
Public offering       2,990  2,990                   68,194
Dividends paid on
 preferred stock                                              (2,052)
Conversion of
 debentures                                               3
Activity in Company
 stock plans                            34       2      754                848
Additional minimum
 liability                                                                (583)
Other                                  (47)     (3)    (689)
                      ----- ------- ------ ------- -------- --------  --------
Balances at
 December 31, 1993    2,990   2,990 55,489   2,774  312,916    2,021    (1,158)

Net loss                                                     (17,146)
Dividends paid on
 preferred stock                                              (4,859)
Purchase of leased
 drilling units                      4,230     212   24,112
Activity in Company
 stock plans                                            507                265
Additional minimum
 liability                                                                (342)
Other                                   (8)            (129)                (3)
                      ----- ------- ------ ------- -------- --------  --------
Balances at
 December 31, 1994    2,990   2,990 59,711   2,986  337,406  (19,984)   (1,238)

Net income                                                    21,822
Dividends paid on
 preferred stock                                              (4,855)
Conversion of
 preferred stock         (5)     (5)    14      1         4
Purchase of drilling
 unit                                1,232     62    14,643
Activity in Company
 stock plans                           407     20     3,107                168
Restricted stock
 grant                                 544     27     7,524             (7,551)
Additional minimum
 liability                                                                (307)
Other                                   (8)    (1)      226                  6
                      ----- ------- ------ ------ --------- --------  --------
Balances at
 December 31, 1995    2,985 $ 2,985 61,900 $ 3,095 $362,910 $ (3,017) $ (8,922)
                      ===== ======= ====== ======= ======== ========  ========

    The accompanying notes are an integral part of the consolidated financial statements.



                           READING & BATES CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ______________

  (A)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            CONSOLIDATION - The consolidated financial statements include the accounts of Reading & Bates Corporation ("Reading & Bates") and its subsidiaries, including its majority-owned subsidiary Arcade Drilling AS ("Drilling") (collectively, the "Company"). As of December 31, 1995, Reading & Bates owned approximately 74.4% of the outstanding stock of Drilling (see Note B). Investments in unconsolidated investees are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated.

            CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1995, $17.1 million of the cash and cash equivalents balance related to Drilling. Such cash and cash equivalents balance is available to Drilling for all purposes subject to certain debt covenants under a credit facility provided by The Chase Manhattan Bank, N.A. ("Chase Manhattan") which require the maintenance of a minimum of $10 million in liquid assets and, under certain circumstances, prohibit Drilling from paying dividends or granting loans (including to the Company). In the fourth quarter of 1995, the credit facility was amended to i) lower the $10 million requirement of liquid assets to $2 million provided that Drilling could annually provide to the lenders satisfactory contractual commitments for employment of both of the drilling units for the next twelve months and ii) allow Drilling to declare a distribution to stockholders in the first quarter of 1996 up to $15 million provided $2 million of liquid assets remained after payment of such distribution.

            MATERIALS AND SUPPLIES INVENTORY - Materials and supplies are stated at the lower of average cost or market.

            PROPERTY AND EQUIPMENT -  Property and equipment are  recorded at historical cost as adjusted in the Company's quasi-reorganization in 1989. Reading & Bates' drilling units are depreciated under either the units-of-production method or the straight-line method. Drilling's drilling units are depreciated under the straight-line method. Estimated useful lives for drilling equipment range from three to twenty-five years. Gain (loss) on disposal of properties is credited (charged) to income. Effective January 1, 1993, the Company changed its estimate of the useful lives of its fourth-generation semisubmersible fleet from an average of 16 years to 25 years. This change was made to reflect the estimated period during which such assets will remain in service. For the year ended December 31, 1993, the change had the effect of reducing depreciation expense and increasing net income by approximately $6.8 million or $.12 per share. In 1995, the Company purchased an approximately 20% working interest in the Green Canyon 254 Allegheny oil and gas development project in the U.S. Gulf of Mexico from the operator, Enserch Exploration, Inc. As of December 31, 1995, the Company had accumulated costs related to the project of approximately $23.3 million which are included in Property and Equipment, Other (see Note D).

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

            REVENUE RECOGNITION - Revenues from drilling contracts are recognized as they are earned. Proceeds associated with the early termination of a contract for a drilling unit are recorded as deferred income and recognized as drilling contract revenues over the remaining term of the contract or until such time as the drilling unit begins a new contract. There were no such amounts deferred at December 31,
      1995 or 1994. In 1993, the Company secured a contract to convert a semisubmersible drilling unit into a floating production system. Under this contract the Company, for a fixed fee and certain incentives, functioned as an agent for its customer and accordingly, disbursements made on behalf of the customer were netted against receipts from the customer in the accompanying financial statements. The contract was completed in the third quarter of 1995 and the disbursements and receipts associated with the contract through that date amounted to approximately $123 million.

            FOREIGN CURRENCY TRANSACTIONS - The net gains and losses resulting from foreign currency transactions included in determining net income amounted to a net loss of $.8 million in 1995, a net loss of $.6 million in 1994 and a net gain of $.1 million in 1993. The Company may enter into forward exchange contracts to hedge specific commitments and anticipated transactions. During 1995 and 1994, the Company did not enter into any forward exchange contracts.

            EXTRAORDINARY GAIN - In December 1995, the Company recorded an extraordinary gain of $3,430,000 for the extinguishment of a debt obligation (see Note C).

            EARNINGS (LOSS) PER COMMON SHARE - Earnings (loss) per common share is computed by dividing income (loss), after deducting the preferred stock dividend, by the weighted average number of common shares outstanding during the year. The effects of common equivalent shares were antidilutive or immaterial for all periods presented and, accordingly, no adjustment was made for these common equivalent shares. The computation of fully diluted earnings per share is not presented as the results are antidilutive.

            CONCENTRATION OF CREDIT RISK - The Company maintains cash balances with commercial banks throughout the world. The Company's cash equivalents generally consist of commercial paper, money-market mutual funds and interest-bearing deposits with strong credit rated financial institutions and generally mature within three months, therefore, bearing minimal risk. However, in 1994 the Company incurred a $.7 million loss on the sale of a cash investment due to the decline in the market value. No losses were incurred during 1995.

            The Company's revenues were generated primarily from its drilling units. Revenues can be generated from a small number of customers which are primarily major U.S. oil and gas companies or their subsidiaries and foreign government-owned oil and gas companies. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company's allowance for doubtful accounts at December 31, 1995 and 1994 was $1,123,000 and $373,000, respectively.

            INDUSTRY CONDITIONS - Results of operations and financial condition of the Company should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers' expectations and budgets occur. These fluctuations can impact the Company's results of operations and financial condition as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations.

            LIQUIDITY  -  As  of  December  31,  1995,  the  Company's  total consolidated cash and cash equivalents were $36.2 million. Of this amount, approximately $17.1 million is restricted from the Company's use outside of Drilling (see CASH AND CASH EQUIVALENTS above). The Company's management currently expects that its cash flow from operations, in combination with cash on hand and other sources, including new debt, new equity, asset disposals and/or by proper scheduling of its planned capital or other expenditures, will be sufficient to satisfy the Company's 1996 working capital needs, dividends on and possible redemption of the preferred stock, planned investments, capital expenditures, debt and other payment obligations. The Company currently expects to call for redemption its preferred stock in accordance with its terms on or after September 30, 1996. Also, the Company expects that most, if not all, holders of the preferred stock will convert their shares into common stock rather than allow the Company to redeem their shares. At present, the Company would expect to fund the preferred stock redemption, if any, out of working capital.

            NEWLY ISSUED ACCOUNTING STANDARD - In March 1995, Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121") was issued. SFAS 121, which becomes effective in 1996, requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable, and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. In 1995, the Company adopted SFAS 121 which had no effect on the Company's consolidated results of operations or financial position.

            ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            RECLASSIFICATION - Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income (loss) or the overall financial condition of the Company.

  (B)       INVESTMENT IN ARCADE

            ARCADE ACQUISITION  - In June  1991, as part  of its  strategy of emphasizing geographic diversification and "fourth-generation" semisubmersible drilling technology, the Company began acquiring the stock of Arcade Shipping AS ("Shipping") and Drilling, both of which are Norwegian companies (the "Arcade Acquisition"). Beginning with the first quarter of 1992, the Company began to consolidate the accounts of Drilling and Shipping into the consolidated financial statements of the Company. Drilling owns the "HENRY GOODRICH" and the "PAUL B. LOYD, JR." (ex "SONAT ARCADE FRONTIER"), two fourth-generation semisubmersible drilling units. Shipping, which the Company sold its ownership interest in June 1994, had two principal lines of operations, the shipping operations which included owning and chartering vessels and the drilling operations which principally consisted of the ownership of approximately 46.2% of the outstanding stock of Drilling. The shipping operations of Shipping had been accounted for as discontinued operations until June 1994, when the Company completed a transaction which consisted of the Company selling its entire 82.6% ownership in Shipping for approximately $27.8 million, purchasing from Shipping its entire 46.2% ownership in Drilling and equity securities in Dragon Oil for approximately $45.4 million and Shipping repaying a loan of approximately $12.9 million to the Company. This transaction resulted in a net cash outflow of $4.7 million.

            The  Arcade   Acquisition  has  been  funded  through  short-term
      financing, a private placement of both preferred and common stocks and the Company's working capital. As of December 31, 1995, the Company had acquired approximately 74.4% of the outstanding stock of Drilling, at an accumulated cost of approximately $113.5 million.

            The following unaudited pro forma selected financial data for the three years ended December 31, 1995 show the consolidated data as if the Arcade Acquisition (ownership percentage as of December 31, 1995) and related financing activities had occurred on January 1, 1993, (in thousands except per share amounts):

                                           (unaudited)
                                           Years Ended December 31,
                                       ----------------------------------
                                          1995         1994       1993
                                       ----------   ----------  ---------
      Operating revenues               $  212,795   $ 169,058   $ 183,752
                                       ==========   =========   =========
      Net income (loss)                $   21,705   $ (17,908)  $   2,444
                                       ==========   =========   =========
      Earnings (loss) per share        $      .28   $    (.40)  $     .01
                                       ==========   =========   =========

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

  (C)       LONG-TERM OBLIGATIONS

            Long-term obligations at December 31, 1995 and 1994 consisted of the following (in thousands):

                                                         1995        1994
                                                      ----------   ---------
         Chase Manhattan (1)                          $   42,500   $  52,500
         The CIT Group (2)                                30,000           -
         Christiania Bank (3)                             20,000           -
         Deferred payment obligation (4)                  10,000           -
         8% Senior Subordinated
           Convertible Debentures due
           December 1998 ("New
           Debentures") (5)                               10,873       9,190
         8% Convertible Subordinated
           Debentures due December
           1995 ("Old Debentures") (5)                         -      14,026
         Variable rate note payable (6)                        -       3,750
         ING Bank - Facility A (7)                             -      15,000
         ING Bank - Facility B (7)                             -      27,321
         Notes payable (8)                                     -       4,249
                                                       ---------   ---------
               Total                                     113,373     126,036

         Less long-term obligations
          due within one year                            (18,333)    (44,099)
                                                       ---------   ---------
            Long-term obligations                      $  95,040   $  81,937
                                                       =========   =========
  ________________________

        (1) The adjusted payment terms of this bank obligation of Drilling provide for repayment of principal in seventeen semiannual installments which commenced in August 1991. Drilling has also entered into an interest rate swap agreement, which is combined with the bank credit facility for payment purposes (as set forth below). The fair value at December 31, 1995 of the interest rate swap is estimated to be $1 million which represents the estimated amount Drilling would pay to terminate the agreement, taking into consideration current interest rates as quoted from the parties to the agreement. The swap agreement terminates in August 1996 and the notional principal swapped amount will have been reduced on a semiannual basis to $30.6 million at that time. At December 31, 1995, the notional principal amount of $34.1 million bears interest at 10.69% and the remaining principal amount bears interest at the 6 month London Interbank Offered Rate ("LIBOR") (5.531% at December 31, 1995) plus 1.75%. Following the termination of the swap agreement, the remaining balance of the loan will bear interest at LIBOR plus 1.75%. The bank obligation is collateralized by the drilling units "HENRY GOODRICH" and "PAUL B. LOYD, JR.", related assignments of insurance and drilling contracts, and receivables. The loan agreement requires Drilling to meet certain financial conditions including, among others, minimum current ratio levels, liquid assets and a ratio of operating cash flow to interest charges and maintaining a ratio level of total liabilities to tangible net worth below a certain maximum. It is also an event of default should circumstances arise which give reasonable grounds in the opinion of the bank syndicate for the belief that Drilling may not (or may be unable to) perform or comply with its obligation.

        (2) In May 1995, the Company entered into a $25 million loan agreement with The CIT Group/Equipment Financing, Inc. In December 1995, the Company borrowed an additional $5 million under such loan agreement. The loan bears interest at the one month LIBOR (5.719% at December 31, 1995) plus 2.5%, and interest is payable monthly. Principal repayments are $5,416,667 in November 1996, 34 monthly installments of $416,667 commencing in December 1996 and one payment of $10,416,655 in October 1999. The loan agreement contains covenants which require the Company to meet certain financial conditions, including, among others, a cash flow coverage ratio and a long-term debt to total assets ratio, and is collateralized by vessel mortgages on two of the drilling units owned by the Company and related assignments of insurance and earnings.

        (3) In November 1995, the Company entered into a five year $55 million credit facility (the "CBK Facility") with Christiania Bank og Kreditkasse. The CBK Facility consists of a $45 million reducing revolving credit facility ("CBK Facility A") and a $10 million standby letter of credit facility ("CBK Facility B"). CBK Facility A allows the Company to make drawdowns, minimum of $1 million, as funds are needed, shall be reduced/repaid by nine semi-annual installments of $3.4 million commencing in May 1996 and one final reduction/repayment of $14.4 million in November 2000 and bears interest at LIBOR (5.719% at December 31, 1995) plus 1.75%. In addition, a commitment fee of .75% per annum is paid on the unused portion of CBK Facility A. CBK Facility B is in the form of stand-by letters of credit aggregating $10 million, for use in the ordinary course of business (see Note
             E). Any amounts available under CBK Facility A may be utilized under CBK Facility B. At December 31, 1995, $20 million was outstanding under CBK Facility A and $13.3 million was outstanding under CBK Facility B, leaving $21.7 million available under CBK Facility A. The CBK Facility contains covenants which require the Company to meet certain ratios and working capital conditions, and is collateralized by vessel mortgages on two of the drilling units owned by the Company and related assignments of insurance and earnings.

        (4) In September 1995, the Company entered into a $10 million deferred payment obligation in connection with the purchase of the support vessel "IOLAIR". The deferred payment obligation bears interest at a fixed rate of 8%, principal repayments are $2.5 million in September 1996, $7 million in September 1998 and $.5 million in September 2000, and the obligation is collateralized by a vessel mortgage on the support vessel "IOLAIR".

        (5) The New Debentures are convertible into the Company's Common Stock at $37.035 per share. Accrued interest associated with the New Debentures at December 31, 1995 and 1994, was $11,907,000 and $10,419,000, respectively. The New Debentures were recorded at amounts equal to the net present value of their respective future cash payments required, discounted at 15%, which is the interest rate the Company believes it would have been required to pay to obtain financing of a similar nature from other sources during 1991. Based on limited information available to the Company, the recorded amounts of the New Debentures at December 31, 1995 approximate their fair market value. The face amount of the New Debentures and the related unamortized discount at December 31, 1995 totalled $18,605,000 and $7,732,000, respectively. The face amount of the New Debentures and the related unamortized discount at December 31, 1994 totalled $18,605,000 and $9,415,000 respectively. In
             December 1995, the Old Debentures matured and were repaid. The accrued interest expense associated with the Old Debentures at December 31, 1994 was $100,000. The face amount of the Old Debentures and the related unamortized discount at December 31, 1994 totalled $14,995,000 and $969,000, respectively. During 1995 and 1994, there were no conversions of New or Old Debentures to Common Stock.

        (6) The variable rate note payable was paid in full in December 1995 and bore interest at the 3 month LIBOR plus 1%. Prior to January 3, 1995 the note bore interest at the prime rate plus 1%. The note was collateralized by a drilling unit and by a $5 million letter of credit.

        (7) In the second quarter of 1995, the Company agreed to repay its principal credit facility (the "ING Facility") with Internationale Bank N.V. ("ING Bank") by December 31, 1995, and in November 1995, the outstanding balances of Facility A and Facility B were paid with funds provided by the sale/lease-back of the "M.G. HULME, JR." (see Note E) and the CBK Facility. Facility A bore interest at a varying rate equal to the 6 month LIBOR plus 1.5% and was collateralized by vessel mortgages on eleven of the drilling units owned by the Company, related assignments of insurance and drilling contracts, receivables and the shares of stock of the principal subsidiaries of the Company. Facility B bore interest at the 3 month LIBOR plus
             1.9375%. In the fourth quarter of 1994, Facility B was reclassed from other liabilities to debt obligations as a result of the Company purchasing certain notes and interests relating to the lease debt outstanding associated with the operating leases of the drilling units "GEORGE H. GALLOWAY" and "C.E. THORNTON", and the secured contingent obligations associated with the capital lease of the "F.G. McCLINTOCK" (see Note E).

        (8) The Company suspended payments on debt collateralized by bank letters of credit in 1987 and, as a result, such letters of credit were drawn and the related obligations and accrued
             interest  were  paid.    One  such  obligation  provided  for  a
             prepayment penalty of $6,450,000 which was accrued by the Company in 1987. During the first quarter of 1989, an agreement was reached with the original creditor which allows the Company, under two notes, to pay interest only on 65% of the prepayment penalty ("Note 1") through December 1991 and to repay 70% of the principal of Note 1 in equal quarterly installments from March 1992 through December 1995 with a final payment due in March 1997. The remaining 35% ("Note 2") and accrued interest thereon will be forgiven if all principal and interest payments are made when due on Note 1, but otherwise will be due in April 1997. Both notes bore interest at 6.5% until March 29, 1992, and thereafter at 13.5%. The Company reclassified $6,450,000 from accrued liabilities to long-term obligations as of March 31, 1989. In December 1995, the Company prepaid the final payment of Note 1 due in March 1997 and Note 2 was therefore forgiven. The forgiveness of Note 2 and its accrued interest resulted in an extraordinary gain of $3,430,000 for 1995.

                  Aggregate  annual  maturities  of   long-term  obligations,
      (including the current portion) for the next five years are as follows (in thousands):


                 1996                               $  18,333
                 1997                                  16,500
                 1998                                  43,605
                 1999                                  24,367
                 2000                                  18,300
                                                    ---------
                                                      121,105
                 Less the unamortized discount
                   on the New Debentures               (7,732)
                                                    ---------
                 Total long-term obligations
                   and long-term obligations
                   due within one year
                   at December 31, 1995             $ 113,373
                                                    =========

  (D)         SHORT-TERM OBLIGATIONS

              Short-term obligations at December 31, 1995 and 1994 consisted of the following (in thousands):

                                                 1995          1994
                                              ---------      ---------
      Enserch Exploration (1)                 $  12,000      $       -
      ING Bank revolving credit facility (2)          -         12,222
                                              ---------      ---------
                                              $  12,000      $  12,222
                                              =========      =========

      (1) In October 1995, the Company entered into a $12 million short-term obligation with Enserch Exploration, Inc. for the purchase of an approximately 20% working interest in an oil and gas development project (see PROPERTY AND EQUIPMENT of Note A). The obligation bears interest at 8.56% and principal repayments are $6 million in March 1996 and $6 million in September 1996.

      (2) The Company had a $15 million revolving credit facility in the form of an overdraft account maintained with ING Bank ("Facility C"). A substantial portion of collections on the Company's receivables was paid into the account and was applied automatically against any outstanding balance. Facility C was used primarily for working capital requirements. Facility C bore interest at prime (8.5% at December 31, 1994) plus 1.25%. In the second quarter of 1995, the Company agreed to repay the ING Facility with ING Bank by December 31, 1995, and in November 1995, the outstanding balance of Facility C was paid with funds provided by the sale/lease-back of the "M. G. HULME, JR." and the CBK Facility (see Notes C and E).

  (E)       COMMITMENTS AND CONTINGENCIES

            CAPITAL EXPENDITURES - At December 31, 1995, the Company had purchase commitments of $3.4 million for equipment on drilling units.

            OPERATING LEASES - The Company has operating leases covering premises and equipment. Certain operating leases contain renewal options and have options to purchase the asset at fair market value at the end of the lease term. Net rent expense amounted to $2.3 million (1995), $11.2 million (1994) and $12.7 million (1993). As of
        December 31, 1995, future minimum rental payments relating to operating leases were as follows (in thousands):

                          1996     1997     1998     1999     2000  Thereafter
                        -------  -------  -------  -------  ------- ----------
        Drilling Unit   $ 7,361  $ 7,361  $ 7,361  $ 7,361  $ 7,361  $ 36,194
        Other             1,664    1,213    1,081       71       41         3
                        -------  -------  -------  -------  -------  --------
            Total       $ 9,025  $ 8,574  $ 8,442  $ 7,432  $ 7,402  $ 36,197
                        =======  =======  =======  =======  =======  ========

            In November 1995, the Company entered into a sale/lease-back of the "M. G. HULME, JR.". As part of this transaction the Company could receive up to $60 million in cash, inclusive of a $10 million funding provision for upgrades, and agreed to lease the drilling unit for ten years. As of December 31, 1995, the Company had received $52.5 million. The lease-back is accounted for as an operating lease and a deferred gain of $7.4 million was recorded and is being amortized over the life of the lease (see Note F).

            In the third quarter of 1994, the Company purchased certain notes and interests relating to the lease debt outstanding associated with the operating leases of the drilling units "GEORGE H. GALLOWAY" and "C.E. THORNTON", and the secured contingent obligations associated with the capital lease of the "F.G. McCLINTOCK". Total consideration for the transaction was approximately $36.5 million which consisted of cash of approximately $12.2 million and the Company issuing 4,230,235 shares of the Company's Common Stock, par value $.05 per share, totalling approximately $24.3 million at then prevailing stock prices. Since through such purchases, the Company now controls and has effective ownership of the three rigs, it recorded the purchase of the notes and interests as purchases of the rigs. The Company now has title to the "GEORGE H. GALLOWAY" and "F.
        G. McCLINTOCK". In the fourth quarter of 1994, the Company reclassed the remaining lease obligation (Facility B) from other liabilities to debt obligations (see Note C).

            In March 1992, the Company entered into a sale/lease-back of the "SONNY VOSS". Proceeds received of $27.7 million resulted in a gain of $6.3 million which was deferred and was being amortized over the lease term. In December 1994, for a fee of $.5 million, the Company negotiated an early release from all of its remaining lease obligations with respect to the "SONNY VOSS". Such lease obligations were scheduled to have expired in September 1995 and the net effect of the early release on the Company's statement of operations was a gain of $.5 million recognized as a reduction of operating expenses in the fourth quarter of 1994.

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

            The Company is involved in these and various other legal actions arising in the normal course of business. After taking into consideration the evaluation of such actions by counsel for the Company, management is of the opinion that the outcome of all known and potential claims and litigation will not have a material adverse effect on the Company's business or consolidated financial position or results of operations.

            EMPLOYMENT CONTRACTS - The Company has committed under employment contracts to provide two key executives with severance benefits totalling approximately $3.7 million which vest in September 2003 or earlier if the executive both reduces his ownership of the Company's common stock below a specified level and resigns. The Company amortizes the cost of the severance benefits over the ten year period from September 1993 to September 2003, unless the executive reduces his stock ownership and resigns prior to September 2003 in which case the unamortized severance cost would be expensed.

            LETTERS OF CREDIT - At December 31, 1995, the Company had letters of credit outstanding and unused totalling $13.3 million and $21.7 million, respectively (see Note C). At December 31, 1994, the Company had letters of credit outstanding and unused totalling $13.1 million and $11.9 million, respectively.

  (F)   ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

            The components of "Accrued liabilities" at December 31, 1995 and 1994 were as follows (in thousands):

                                                         1995      1994
                                                       --------  --------
                  Accrued expenses - general           $ 11,051  $  8,831
                  Accrued interest expense                2,657     1,666
                  Other                                   6,810     6,825
                                                       --------  --------
                  Total                                $ 20,518  $ 17,322
                                                       ========  ========

            The components of "OTHER NONCURRENT LIABILITIES" at December 31, 1995 and 1994 were as follows (in thousands):

                                                          1995      1994
                                                        --------  --------
            Postretirement benefit obligations          $ 15,993  $ 15,950
            Pension obligations                            5,090     6,994
            Accrued interest expense related
              to the New Debentures                       10,410    10,419
            Net liabilities associated with
             discontinued operations                       5,818     7,003
            Foreign income taxes                           5,893     6,759
            Gain on sale of drilling unit                  7,229         -
            Other                                          1,285     2,592
                                                        --------  --------
            Total                                       $ 51,718  $ 49,717
                                                        ========  ========

  (G)       INCOME TAXES

            Income tax expense for the years ended December 31, 1995, 1994 and 1993 consisted of the following (in thousands):

                                          1995      1994      1993
                                        --------  --------  --------
             Current:
                 Foreign                $  2,395  $  3,825  $  3,620
                 Federal                     527         -         -
                                        --------  --------  --------
             Total current                 2,922     3,825     3,620
             Deferred                        (98)      268       388
                                        --------  --------  --------
                 Total                  $  2,824  $  4,093  $  4,008
                                        ========  ========  ========

            The domestic and foreign components of income (loss) before income taxes for the years ended December 31, 1995, 1994 and 1993 were as follows (in thousands):

                                                1995       1994      1993
                                             ---------  ---------  ---------
                  Domestic                   $ (22,028) $ (27,211) $ (22,056)
                  Foreign                       44,766     13,308     28,112
                                             ---------  ---------  ---------
                  Total                      $  22,738  $ (13,903) $   6,056
                                             =========  =========  =========

            The effective tax rate, as computed on income before income taxes, differs from the statutory U.S. income tax rate for the years ended December 31, 1995, 1994 and 1993 due to the following:

                                                1995      1994      1993
                                              --------  --------  --------
              Statutory rate                     35 %      35 %      35 %
              Limitation on recognition
               of tax benefits                  (33)      (35)      (35)
              Foreign tax settlement             (6)        -          -
              Foreign tax expense                16        28        60
              Other                               -         1         6
                                                ---       ---       ---
              Effective rate                     12 %      29 %      66 %
                                                ===       ===       ===

            Income taxes of $4,093,000 were recognized in 1994 despite losses before income taxes. The expense resulted primarily from income tax expense incurred with respect to certain foreign operations. The Company was limited in utilization of tax benefits from investment tax credits prior to 1986 and operating losses in 1994.

                  Deferred income taxes result from those transactions which affect financial and taxable income in different years. The nature of these transactions (all of which were long-term) and the income tax effect of each as of December 31, 1995 and 1994 was as follows (in thousands):

                                                        1995        1994
                                                     ---------   ---------
             Deferred tax liability - depreciation   $  99,513   $ 128,232
                                                     ---------   ---------
             Deferred tax assets:
                 Rig leases                            (15,342)    (24,247)
                 Postretirement benefits                (8,183)     (7,007)
                 Tax benefit loss carryforwards       (149,952)   (133,140)
                 Valuation allowance                    76,989      39,318
                 Other                                     (48)        (81)
                                                     ---------   ---------
             Total deferred tax assets                 (96,536)   (125,157)
                                                     ---------   ---------
             Net deferred tax liability              $   2,977   $   3,075
                                                     =========   =========

            Valuation allowance is necessary to reflect the anticipated expiration of tax benefits (primarily net operating loss carryforwards) prior to their utilization. The estimated amount of net operating loss carry forward available increased in 1995 and the Company recognized corresponding additional valuation allowance.

            Recapitalizations of the Company in 1989 and 1991 resulted in ownership changes for federal income tax purposes. As a result of these ownership changes, the amount of tax benefit carryforwards generated prior to the ownership changes which may be utilized to offset federal taxable income is limited by the Internal Revenue Code to approximately $2.7 million annually plus certain built-in gains that existed as of the date of such changes. Net tax operating losses of $18,283,000 arising since the 1991 ownership change are not subject to this limitation. Any tax benefits due to the utilization of carryforwards which were generated prior to the recapitalization in 1991 will be reported as a credit to "Capital in excess of par value".

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

            CONVERTIBLE PREFERRED STOCK - In July 1993, the Company effected a public offering of 2,990,000 shares of $1.625 Convertible Preferred Stock, par value $1.00 per share (the "Preferred Stock"), pursuant to which the Company raised gross proceeds of approximately $74.7 million in cash (net proceeds of approximately $71.2 million). The proceeds were utilized to repay indebtedness under two credit facilities, both under the ING Facility, totalling approximately $17.1 million. The remaining proceeds were used by the Company for working capital and general corporate purposes. The Preferred Stock is convertible at the option of the holder at any time into shares of the Company's Common Stock at a conversion rate of 2.899 shares of Common Stock for each share of Preferred Stock (equivalent to a conversion price of $8.625 per share of Common Stock), subject to adjustment in certain events. Annual dividends are $1.625 per share and are cumulative and are payable quarterly commencing September 30, 1993. The Preferred Stock is redeemable at any time on and after September 30, 1996, at the option of the Company, in whole or in part, at a redemption price of $26.1375 per share, and thereafter at prices decreasing ratably annually to $25.00 per share on and after September 30, 2003, plus accrued and unpaid dividends. The holders of the Preferred Stock do not have any voting rights, except as required by applicable law and except that, among other things, whenever accrued and unpaid dividends on the Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Preferred Stock, the holders of the Preferred Stock will be entitled to elect two directors to the Board until the dividend arrearage has been paid in full. The term of office of all directors so elected will terminate immediately upon such payment. The Preferred Stock has a liquidation preference of $25.00 per share, plus accrued and unpaid dividends. During 1995, 5,000 shares of the Preferred Stock were converted into 14,495 shares of the Company's Common Stock.

            COMMON STOCK - In the third quarter of 1994, the Company issued 4,230,235 shares of the Company's Common Stock in association with the purchase of certain notes and interests relating to the lease debt outstanding on the drilling units "GEORGE H. GALLOWAY" and the "C. E. THORNTON", and the secured contingent obligations on the "F. G. McCLINTOCK" (see Note E).

            In September 1995, the Company issued 1,232,057 shares of the Company's Common Stock in association with the purchase of "RIG 42" and filed a shelf registration statement in September 1995 registering such 1,232,057 shares. The Company has been informed that all of such shares have been sold. Pursuant to the terms of registration rights agreements among the Company and certain other holders of the Company's Common Stock, as currently in effect, the Company is required to maintain continuously effective shelf registration statements with respect to
      approximately  7.4   million  shares  of  its  Common  Stock  until the
      earlier to occur of (i) the sale of such shares by the holders thereof or (ii) August 1, 1996 (in the case of approximately 5.4 million shares) or September 14, 1996 (in the case of approximately 2 million shares).

            As of December 31, 1995, authorized, unissued shares of Common Stock were reserved for issuance as follows:

            Issuance under the Company's
             stock plans (net of forfeitures)              4,215,267
            Conversion of Preferred Stock                  8,653,515
            Conversion of 8% Senior Subordinated
              Convertible Debentures                         944,391
            Conversion of Class A Stock                           81
                                                          ----------
            Total                                         13,813,254
                                                          ==========

            Class A (Cumulative Convertible) Capital Stock (the "Class A Stock") has been included with "Capital in excess of par value" due to the insignificance of the $880 outstanding at December 31, 1995 and 1994.

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

            Net Pension costs for the years ended December 31, 1995, 1994 and 1993 included the following components (in thousands):

                                                 1995     1994     1993
                                               -------  -------  -------
      Service cost - benefits
       earned during the year                  $ 1,355  $ 1,412  $ 1,354
      Interest cost on projected
       benefit obligation                        4,504    4,284    4,328
      Actual (gain) loss on
       plan assets                             (10,000)   1,004   (3,694)
      Net amortization and deferral              5,186   (5,953)  (1,454)
                                               -------  -------  -------
      Net pension costs                        $ 1,045  $   747  $   534
                                               =======  =======  =======

      The funded status of the plans at December 31, 1995 was as follows (in thousands):

                                            Domestic  Offshore  Replacement
                                               Plan     Plan       Plan
                                            --------  --------  -----------
      Actuarial present value of
       benefit obligations:
      Vested benefit obligation             $ 42,433   $ 11,822   $  2,174
      Nonvested benefit obligation               807        667        139
                                            --------   --------   --------
      Accumulated benefit obligation          43,240     12,489      2,313
      Effect of projected future
       compensation levels                     4,835      1,826        158
                                            --------   --------   --------
      Projected benefit obligation            48,075     14,315      2,471
      Plan assets at fair value               41,965     10,958          -
                                            --------   --------   --------
      Projected benefit obligation
       in excess of plan assets                6,110      3,357      2,471
      Unrecognized cumulative net
       (loss) gain                            (9,816)    (2,591)     3,890
      Prior service cost unrecognized
       in pension cost                         2,136        286        249
      Unrecognized net implementation
       asset (obligation)                      2,066         25     (2,672)
      Additional minimum liability               779        454          -
                                            --------   --------   --------
      Accrued pension cost                  $  1,275   $  1,531   $  3,938
                                            ========   ========   ========

            The additional minimum liability is shown as a reduction of stockholders' equity.

            The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 7.4% and 4.5%, respectively. The weighted average expected long-term rate of return on assets was 10%.

            POSTRETIREMENT BENEFITS - In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. The Company's employees may become eligible for these benefits if they reach normal or early retirement age while working for the Company and if they have accumulated 15 years (25 years effective January 1, 1996) of service. Health care costs are paid as they are incurred. Life insurance benefits are provided through an insurance company whose premiums are based on benefits paid during the year.

                  Postretirement benefit costs for the years ended December 31, 1995, 1994 and 1993 included the following (in thousands):

                                                 1995    1994      1993
                                               ------    ------   ------
      Service cost - benefits earned
       during the year                        $   223   $   350  $   258
      Interest cost on projected
       benefit obligations                        986     1,241    1,128
      Amortization (benefit) cost -
       Accumulated Projected
       Benefit Obligation                        (768)     (539)    (728)
                                              -------   -------   -------
      Total postretirement
        benefit costs                         $   441   $ 1,052   $   658
                                              =======   =======   =======

            The health care cost trend rates used to measure the expected cost in 1996 for medical, dental and vision benefits were 8%, 5.5% and 5.5%, respectively, each graded down to an ultimate trend rate of 5%, 4.5% and 4.5%, respectively, to be achieved in the year 2021. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.4% and 4.5%, respectively. The effect of a one-percentage-point increase in health care cost trend rates for future periods would increase the service cost and interest cost portion of net periodic postretirement benefit cost approximately 16%. The accumulated postretirement benefit obligation would increase by approximately 12.8%.

                  The  amounts  recognized  in   the  Company's  Consolidated
      Balance Sheet at December 31, 1995 and 1994 was as follows (in thousands):

                                                             1995       1994
                                                         --------   --------
            Plan assets at fair value                    $      -   $      -
            Accumulated postretirement
              benefit obligation:
               Retirees                                     8,808      9,330
               Fully eligible active plan
                   participants                               640        540
               Other active plan participants               1,687      2,183
            Unrecognized prior service cost                 3,679      3,963
            Unrecognized cumulative net gain                2,210      1,288
            Other                                            (591)      (789)
                                                         --------   --------
            Postretirement benefit liability
              recognized in the Consolidated
              Balance Sheet                              $ 16,433   $ 16,515
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

            Twenty-five percent of the Company's contribution vests after two years of an employee's service with the Company, 50% after three years, 75% after four years and 100% after five years. Compensation costs under the plans amounted to $518,000 in 1995, $531,000 in 1994 and $502,000 in 1993.

            STOCK OPTION PLAN  - The  Company's 1990  Stock Option Plan  (the
      "1990 Plan") is intended to provide an incentive that will allow the Company to retain in its employ, persons of the training, experience and ability necessary for the development and financial success of the Company. The 1990 Plan authorized options with respect to 1,966,000 shares of Common Stock to be granted to certain employees of the Company at an adjusted option price of $7.375 per share. On September 25, 1991, options with respect to all 1,966,000 shares were granted. Total adjusted compensation under the 1990 Plan of approximately $1,550,000 represents the excess of market price at the measurement date over the option price multiplied by the number of options granted. This amount was recognized as expense over the four year vesting period which commenced in March 1991. Compensation recognized under the plan for the three years ending December 31, 1995, 1994 and 1993 totalled approximately $126,000, $507,000 and
      $507,000, respectively.  The plan will terminate on March 29, 2001.

            STOCK  INCENTIVE  PLANS -  The  Company has  two  stock incentive plans, the 1992 Long-Term Incentive Plan (the "1992 Plan") and the 1995 Long-Term Incentive Plan (the "1995 Plan"). Both plans provide for grants of stock options, stock appreciation rights, stock awards and cash awards, which may be granted singly, in combination or in tandem. An aggregate of 1,000,000 and 2,500,000 shares of Common Stock is available for awards granted wholly or partly in Common Stock under the 1992 Plan and 1995 Plan, respectively. In 1992, the Company granted Restricted Stock Awards under the 1992 Plan totalling 300,000 shares of Common Stock. Such shares awarded are restricted as to transfer until vested pursuant to a schedule whereby 1/24th of the total number of shares is vested per calendar quarter from June 30,
      1992 through  March 31, 1998  (subject  to certain  conditions).    The
      market value at the date of grant of the Common Stock granted was recorded as unearned compensation and is amortized to expense over the periods during which the restrictions lapse or shares vest. In 1995, the Company granted Stock Options under the 1992 Plan and 1995 Plan with respect to 700,000 and 600,000 shares of Common Stock, respectively, at option prices ranging from $9.00 to $13.875 per share (the market price on the date of grants). Such options become exercisable either over a three or four year period from the date of grant and no options are exercisable within six months or later than ten years from the date of grant. Also in 1995, the Company granted Restricted Stock Awards under the 1995 Plan totalling 544,200 shares of Common Stock. Such shares awarded are restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the Common Stock granted was recorded as unearned compensation and is amortized to expense over the period during which the shares vest. Unearned compensation is shown as a reduction of stockholders' equity.

            DIRECTOR STOCK OPTION PLAN - The Company's 1995 Director Stock Option Plan (the "1995 Director Plan") is intended to obtain and retain non-employee members of the board of directors by rewarding them for making major contributions to the success of the Company. The 1995 Director Plan authorized options with respect to 200,000 shares of Common Stock to be granted at an option price of $7.375 per share. In 1995, the Company granted 120,000 options. The market value of the Company's Common Stock at the date of grant was less than the option price, and no compensation expense was recorded.

      Stock option transactions under the plans were as follows:

                                                                     1995
                                   1990        1992       1995     Director
                                   Plan        Plan        Plan      Plan
                                ---------    --------   --------   --------
      Outstanding at
       December 31, 1992        1,810,000           -           -           -
        Exercised at $7.375       (33,700)          -           -           -
        Forfeited                  (6,000)          -           -           -
                                ---------    --------    --------    --------
      Outstanding at
       December 31, 1993        1,770,300           -           -           -
        Forfeited                  (2,000)          -           -           -
                                ---------    --------    --------    --------
      Outstanding at
        December 31, 1994       1,768,300           -           -           -
        Granted at
          $7.375-$13.875                -     700,000     600,000     120,000
        Exercised at $7.375      (406,833)          -           -           -
        Forfeited                  (2,000)     (5,000)          -           -
                                ---------    --------    --------    --------
      Outstanding at
       December 31, 1995        1,359,467     695,000     600,000     120,000
                                =========    ========    ========    ========

      Exercisable at
       December 31,
        1993                    1,155,100           -           -           -
        1994                    1,461,100           -           -           -
        1995                    1,359,467           -           -     105,000

      Available for grant at
       December 31,
        1993                            -     700,000           -           -
        1994                            -     700,000           -           -
        1995                            -       5,000   1,355,800      80,000

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

           Drilling has rig management agreements with Sonat Offshore Drilling Inc. ("Sonat Offshore"), a major shareholder of Drilling, for the operation and marketing of both of its drilling units. In December 1995, the management agreement for one of Drilling's drilling units expired and a subsidiary of the Company now manages the drilling unit. For each of the years ending December 31, 1995, 1994 and 1993, Drilling paid to Sonat Offshore approximately $2.6 million, $2.5 million and $2.5 million, respectively, for such management services. In addition, Drilling has a bareboat charter agreement with Sonat Offshore for the other drilling unit. For the years ended December
      31,  1995,  1994  and  1993,  Drilling  received  from  Sonat  Offshore
      approximately  $11.8   million,  $13.9  million,   and  $14.7  million,
      respectively, for such bareboat charter. At December 31, 1995 and 1994, Drilling had a net receivable from Sonat Offshore of $5.4 million and $4.9 million, respectively.

  (K)      MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

           The Company, together with its 50% or less owned unconsolidated investees, operates principally in international offshore contract drilling of oil and gas wells. For the year ended December 31, 1995, revenues from two customers of $29.4 million and $28.9 million each accounted for 14% of the Company's total operating revenues. For the year ended December 31, 1994, revenues from one customer of $35.2 million accounted for 21% of the Company's total operating revenues. For the year ended December 31, 1993, revenues from three customers of $39.6 million, $37.7 million and $20.3 million accounted for 22%, 20% and 11%, respectively, of the Company's total operating revenues.

                  Geographic information about the Company's operations for the three years ended December 31, 1995 is as follows (in thousands):

                                             1995        1994       1993
                                          ---------   ---------   ---------
            Operating revenues:
              United States               $  24,451   $  20,151   $  10,878
              Southeast Asia                 63,562      69,751      54,119
              Mediterranean-
                  Middle East                31,406      19,344      53,777
              Europe                         63,639      43,646      50,292
              Australia                      20,940      11,516       5,890
              Other Foreign                   8,797       4,650       8,796
              Corporate                           -           -           -
                                          ---------   ---------   ---------
                      Total               $ 212,795   $ 169,058   $ 183,752
                                          =========   =========   =========

            Operating profit (loss):(1)
              United States               $   3,541   $  (3,691)  $    (268)
              Southeast Asia                 22,358      18,413      13,756
              Mediterranean-
                  Middle East                10,661         463      17,654
              Europe                         16,230       1,874       6,313
              Australia                        (283)      1,500         832
              Other Foreign                   2,778      (3,395)     (3,481)
              Corporate                     (19,076)    (18,636)    (17,002)
                                          ---------   ---------   ---------
                      Total               $  36,209   $  (3,472)  $  17,804
                                          =========   =========   =========

            Identifiable assets:
              United States               $  52,564   $  82,639   $  19,032
              Southeast Asia                163,119     166,896     139,522
              Mediterranean-
                  Middle East                61,022      37,892     112,879
              Europe                        258,934     218,755     240,973
              Australia                       3,947      17,175      21,399
              Other Foreign                  14,418      13,072       2,313
              Corporate                      51,776      50,372      76,144
                                          ---------   ---------   ---------
                      Total               $ 605,780   $ 586,801   $ 612,262
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



                         READING & BATES CORPORATION
                               AND SUBSIDIARIES

               SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data for the two years ended December 31, 1995, are as follows (in thousands except for per share amounts):

                                                   Quarter
                        -----------------------------------------------------
                         First     Second      Third      Fourth       Total
                        --------   --------   --------   --------   ---------
  1995:

Operating revenues      $ 47,975   $ 50,382   $ 54,661   $ 59,777   $ 212,795
Gross income (1)        $  8,421   $ 11,296   $ 16,100   $ 17,531   $  53,348
Income (loss) before
 extraordinary gain     $   (369)  $  2,432   $  9,100   $  7,229   $  18,392
Extraordinary gain      $      -   $      -   $      -   $  3,430   $   3,430
Net income (loss)       $   (369)  $  2,432   $  9,100   $ 10,659   $  21,822
Earnings (loss)
 per share:
  Income (loss) before
   extraordinary gain   $   (.03)  $    .02   $    .13   $    .10   $     .22
  Extraordinary gain    $      -   $      -   $      -   $    .05   $     .06
  Net income (loss)
   per share applicable
   to common
   stockholders         $   (.03)  $    .02   $    .13   $    .15   $     .28

  1994:

Operating revenues      $ 42,357   $ 39,493   $ 42,773   $ 44,435   $ 169,058
Gross income (1)        $  6,420   $  1,032   $  3,413   $  3,656   $  14,521
Net loss                $ (1,491)  $ (6,038)  $ (4,005)  $ (5,612)  $ (17,146)
Net loss per share
  applicable to
  common stockholders   $   (.05)  $   (.13)  $   (.09)  $   (.11)  $    (.39)

___________________________


  (1) Gross income represents operating revenues less operating expenses, depreciation and amortization, and other, net.



  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

  The information called for by Part III of Form 10-K is incorporated by reference from the Registrant's Proxy Statement relating to its annual meeting of Stockholders to be held May 14, 1996, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Also reference is made to the information contained under the captioned "Executive Officers of Registrant" contained in Part I hereof.


                                    PART IV

  Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

    (a) Financial Statements and Exhibits
     1. Financial Statements:

        Report of Independent Public Accountants
        Consolidated Balance Sheet as of December 31, 1995 and 1994 Consolidated Statement of Operations for the years ended December
         31, 1995, 1994 and 1993
        Consolidated Statement  of Cash  Flows for the  years ended  December
         31, 1995, 1994 and 1993
        Consolidated Statement of   Stockholders' Equity  for the years ended
         December 31, 1995, 1994 and 1993
        Notes to Consolidated Financial Statements
        Supplemental Consolidated Financial Information (unaudited)

     2. Exhibits:

        Exhibit 3.1- The Registrant's Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form 8-A/A dated May 27, 1994 and incorporated herein by reference.)

        Exhibit 3.2-   Certificate  of  Designations  of   Series  B   Junior
                       Participating Preferred Stock of the Registrant.

        Exhibit 3.3- The Registrant's Bylaws, as amended and restated effective March 2, 1995. (Filed as Exhibit 3.1 to the Registrant's Form 8-K dated March 3, 1995 and incorporated herein by reference.)

        Exhibit 4.1- Indenture relating to the Registrant's 8% Senior Subordinated Convertible Debentures due 1998 dated as of August 29, 1989, between the Registrant and IBJ Schroder Bank & Trust Company, as Trustee. (Filed as
                       Exhibit 4.1 to the Company's Annual Report on Form 10-K for 1989 and incorporated herein by reference.)

        Exhibit 4.2- Form of the Registrant's registered 8% Senior Subordinated Convertible Debentures due 1998. (Filed as Exhibit 4.2 to Registration No. 33-28580 and incorporated herein by reference.)

        Exhibit 4.3- Form of the Registrant's bearer 8% Senior Subordinated Convertible Debentures due 1998. (Filed as Exhibit
                       4.3 to Registration No. 33-28580 and incorporated herein by reference.)

        Exhibit 4.4- Form of the Registrant's Common Stock Certificate. (Filed as Exhibit 4.6 to Registration No. 33-51120 and incorporated herein by reference.)

        Exhibit 4.5- Form of Preferred Stock Certificate for $1.625 Convertible Preferred Stock ($1.00 par value). (Filed as Exhibit 4.4 to Registration No. 33-65476 and incorporated herein by reference.)

        Exhibit 4.6- Registration Rights Agreement dated as of March 29, 1991 among the Registrant, Holders as referred therein and members of Offering Committee as referred therein. (Filed as Exhibit 4.22 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

        Exhibit 4.7- Amendment No. 1, dated as of September 1, 1992, to the Registration Rights Agreement filed as Exhibit 4.7 hereto. (Filed as Exhibit 4.18 to Registration No. 33-51120 and incorporated herein by reference.)

        Exhibit 4.8- Amendment No. 2, dated as of June 1, 1993, to the Registration Rights Agreement. (Filed as Exhibit 4.8 to Registration No. 33-65476 and incorporated herein by reference.)

        Exhibit 4.9- Amendment No. 3, dated as of August 1, 1994, to the Registration Rights Agreement. (Filed as Exhibit 4.5 to the Registration No. 33-56029 and incorporated herein by reference.)

        Exhibit 4.10- Common Stock Issuance Agreement dated as of August 24, 1994 between the Company and BCL Investment Partners L.P. (Filed as Exhibit 4.24 to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.)

        Exhibit 4.11- Common Stock Issuance Agreement dated August 31, 1995 between the Company and DeepFlex Production Partners L.P. (Filed as Exhibit 4.7 to Registration No. 33-62727 and incorporated herein by reference.)

        Exhibit 4.12- Rights Agreement dated as of March 15, 1995, including Exhibit A, "Form of Certificate of Designations"; Exhibit B, "Form of Rights Certificate"; Exhibit C, "Summary of Rights to Purchase Preferred Shares". (Filed as Exhibit 4 to the Company's Registration Statement on Form 8-A dated March 22, 1995 and incorporated herein by reference.)

        Exhibit 10.1- Amended and Restated Lease Restructuring Agreement dated as of March 29, 1991 among the Registrant, other obligors, the Lessors, the Lease Lenders, the Lease Trustees, the Lease Equity Participant and the Lease Agent, all as named therein. (Filed as Exhibit 4.26 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

        Exhibit 10.2- Bareboat Charter Party Amendment No. 2 dated March 29, 1991 between The Connecticut National Bank, as Owner Trustee and Reading & Bates Drilling Co., a subsidiary of the Registrant, as Charterer. (Filed as Exhibit
                       4.27 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

        Exhibit 10.3- Bareboat Charter Party Amendment No. 3 dated as of March 29, 1991 between The Connecticut National Bank, as Owner Trustee and Reading & Bates Exploration Co., a subsidiary of the Registrant, as Charterer. (Filed as Exhibit 4.28 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

        Exhibit 10.4- Amendment No. 1 to Trust Indenture and First Preferred Ship Mortgage dated as of March 29, 1991 between Reading & Bates Exploration Co., a subsidiary of the Registrant, and State Street Bank and Trust Company of Connecticut, National Association, as Indenture
                       Trustee. (Filed as Exhibit 4.29 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

        Exhibit 10.5- Amended and Restated Credit Facility Agreement dated as of April 27, 1995 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading and Bates, Inc., Reading and Bates Borneo Drilling Co., Ltd. and Reading & Bates (A) Pty. Ltd., subsidiaries of the Registrant, and Internationale Nederlanden Bank N.V. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Second Quarter of 1995 and incorporated herein by reference.)

        Exhibit 10.6- Amendment No. 1, dated July 31, 1995, to the Amended and Restated Credit Facility Agreement dated as of April 27, 1995 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading and Bates, Inc., Reading and Bates Borneo Drilling Co., Ltd. and Reading & Bates (A) Pty. Ltd., subsidiaries of the Registrant, and Internationale Nederlanden Bank N.V. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

        Exhibit 10.7- Amendment No. 2, dated November 29, 1995, to the Amended and Restated Credit Facility Agreement dated as of April 27, 1995 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading and Bates, Inc., Reading and Bates Borneo Drilling Co., Ltd. and Reading & Bates (A) Pty. Ltd., subsidiaries of the Registrant, and Internationale Nederlanden Bank N.V.

        Exhibit 10.8- Amendment No. 3 to Trust Indenture dated November 29, 1995 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading and Bates, Inc., Reading and Bates Borneo Drilling Co., Ltd. and Reading & Bates (A) Pty. Ltd., subsidiaries of the Registrant, and Bank One, Texas, N.A., as trustee.

        Exhibit 10.9- Amendment No. 7, dated November 29, 1995, to Preferred Fleet Mortgage dated March 29, 1991 between Reading & Bates Drilling Co., a subsidiary of the Registrant, and Bank One, Texas, N.A., as trustee.

        Exhibit 10.10- Amendment  No. 3  to  Assignment of  Drilling Contract
                       Revenues and Earnings dated November 29, 1995 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co. and Reading & Bates, Inc., subsidiaries of the Registrant, and Bank One, Texas, N.A., as trustee.

        Exhibit 10.11- Amendment No.  3  to  Assignment of  Insurances  dated
                       November 29, 1995 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co. and Reading & Bates, Inc., subsidiaries of the Registrant, and Bank One, Texas, N.A., as trustee.

        Exhibit 10.12- Galloway Assignment Agreement  dated November 29, 1995 between Internationale Nederlanden Bank N.V. and Reading & Bates Offshore, Limited, a subsidiary of the Registrant.

        Exhibit 10.13- Thornton  Assignment Agreement dated November 29, 1995 between Internationale Nederlanden Bank N.V. and Reading & Bates Offshore, Limited, a subsidiary of the Registrant.

        Exhibit 10.14- Termination  of  Charter   Payments  Agreement   dated
                       November 29, 1995 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co. and Reading & Bates, Inc., subsidiaries of the Registrant, and Internationale Nederlanden Bank N.V.

        Exhibit 10.15- Termination  Agreement dated  November 29,  1995 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co. and Reading & Bates, Inc., Reading & Bates Borneo Drilling Co., Ltd. and Reading & Bates (A) Pty. Ltd., subsidiaries of the Registrant, and Internationale Nederlanden Bank N.V.

        Exhibit 10.16- Letter  of Credit  Wind-Down Agreement  dated November
                       28, 1995 between the Registrant and Internationale Nederlanden Bank, N.V.

        Exhibit 10.17- Termination  of Pledge  Agreement  dated  November 29,
                       1995 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co. and Reading & Bates, Inc., Reading & Bates Borneo Drilling Co., Ltd. and Reading & Bates (A) Pty. Ltd., subsidiaries of the Registrant, and Internationale Nederlanden Bank N.V.

        Exhibit 10.18- Termination  of   Assignment  of   Drilling   Contract
                       Revenues and Earnings dated November 29, 1995 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co. and Reading & Bates, Inc., subsidiaries of the Registrant, and Bank One, Texas, N.A., as trustee.

        Exhibit 10.19- Termination  of   Assignment  of   Drilling   Contract
                       Revenues and Earnings dated November 29, 1995 among Reading & Bates Borneo Drilling Co., Ltd., a subsidiary of the Registrant, and Bank One, Texas, N.A., as trustee.

        Exhibit 10.20- Termination  of   Assignment  of   Drilling   Contract
                       Revenues and Earnings dated November 29, 1995 among Reading & Bates (A) Pty. Ltd., a subsidiary of the Registrant, and Bank One, Texas, N.A., as trustee.

        Exhibit 10.21- Termination of Assignment of Insurances dated November
                       29,   1995  among  the  Registrant,  Reading  &  Bates
                       Drilling Co., Reading & Bates Exploration Co. and Reading & Bates, Inc., subsidiaries of the Registrant, and Bank One, Texas, N.A., as trustee.

        Exhibit 10.22- Termination of Assignment of Insurances dated November
                       29, 1995 among Reading & Bates Borneo Drilling Co., Ltd., a subsidiary of the Registrant, and Bank One, Texas, N.A., as trustee.

        Exhibit 10.23- Termination of Assignment of Insurances dated November
                       29, 1995 among Reading & Bates (A) Pty. Ltd., a subsidiary of the Registrant, and Bank One, Texas, N.A., as trustee.

        Exhibit 10.24- Termination of Pledge  Agreement and Irrevocable Proxy
                       dated November 29, 1995 between the Registrant and Bank One, Texas, N.A., as trustee.

        Exhibit 10.25- Termination of Pledge Agreement and  Irrevocable Proxy
                       dated November 29, 1995 between Reading & Bates Drilling Co., a subsidiary of the Registrant, and Bank One, Texas, N.A., as trustee.

        Exhibit 10.26- Termination of Pledge  Agreement and Irrevocable Proxy
                       dated November 29, 1995 between Reading & Bates Exploration Co., a subsidiary of the Registrant, and Bank One, Texas, N.A., as trustee.

        Exhibit 10.27- Termination of Indenture of  Trust dated November  29,
                       1995 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co. and Reading & Bates, Inc., Reading & Bates Borneo Drilling Co., Ltd. and Reading & Bates (A) Pty. Ltd., subsidiaries of the Registrant, and Bank One, Texas, N.A., as trustee.

      Exhibit 10.28*-  Reading &  Bates 1990  Stock Option  Plan.   (Filed as
                       Appendix A to the Company's Proxy Statement dated April 26, 1993 and incorporated herein by reference.)

      Exhibit 10.29*- 1992 Long-Term Incentive Plan of Reading & Bates Corporation. (Filed as Exhibit B to the Registrant's Proxy Statement dated April 27, 1992 and incorporated herein by reference.)

      Exhibit 10.30*- 1995 Long-Term Incentive Plan of Reading & Bates Corporation (Filed as Exhibit 99.A to the Company's Proxy Statement dated March 29, 1995 and incorporated herein by reference.)

      Exhibit 10.31*- 1995 Director Stock Option Plan of Reading & Bates Corporation (Filed as Exhibit 99.B to the Company's Proxy Statement dated March 29, 1995 and incorporated herein by reference.)

      Exhibit 10.32*- Director Stock Option Agreement dated as of September 14, 1993 between the Registrant and C. A. Donabedian. (Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      Exhibit 10.33*- Surrender Letter dated as of February 7, 1995 by C. A. Donabedian.

      Exhibit 10.34*- Director Stock Option Agreement dated as of September 14, 1993 between the Registrant and J. W. McLean. (Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      Exhibit 10.35*- Surrender Letter dated as of February 7, 1995 by J. W. McLean.

      Exhibit 10.36*- Director Stock Option Agreement dated as of September 14, 1993 between the Registrant and R. L. Sandmeyer. (Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      Exhibit 10.37*- Surrender Letter dated as of February 7, 1995 by R. L. Sandmeyer.

      Exhibit 10.38*- Director Stock Option Agreement dated as of September 14, 1993 between the Registrant and S. A. Webster. (Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      Exhibit 10.39*- Surrender Letter dated as of February 7, 1995 by S. A. Webster.

      Exhibit 10.40*- Stock Option Agreement dated as of February 7, 1995 between A.L. Chavkin and the Registrant.

      Exhibit 10.41*- Stock Option Agreement dated as of February 7, 1995 between Willem Cordia and the Registrant.

      Exhibit 10.42*- Stock Option Agreement dated as of February 7, 1995 between C.A. Donabedian and the Registrant.

      Exhibit 10.43*- Stock Option Agreement dated as of February 7, 1995 between Ted Kalborg and the Registrant.

      Exhibit 10.44*- Stock Option Agreement dated as of February 7, 1995 between J.W. McLean and the Registrant.

      Exhibit 10.45*- Stock Option Agreement dated as of February 7, 1995 between R.L. Sandmeyer and the Registrant.

      Exhibit 10.46*- Stock Option Agreement dated as of February 7, 1995 between S.A. Webster and the Registrant.

      Exhibit 10.47*- Stock Option Agreement dated as of April 19, 1995 between M.A.E. Lacqueur and the Registrant.

      Exhibit 10.48*- Stock Option Agreement with respect to the 1995 Long-Term Incentive Plan dated February 6, 1996 between the Registrant and Paul B. Loyd, Jr.

      Exhibit 10.49*- Stock Option Agreement with respect to the 1992 Long-Term Incentive Plan dated February 6, 1996 between the Registrant and Paul B. Loyd, Jr.

      Exhibit 10.50*- Employment Agreement dated as of November 1, 1991 between the Registrant and L. E. Voss, Jr. (Filed as
                       Exhibit 10.34 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

      Exhibit 10.51*- Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of November 1, 1991 between the Registrant and L. E. Voss, Jr. (Filed as
                       Exhibit 10.22 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      Exhibit 10.52*- Employment Agreement dated as of November 1, 1991 between the Registrant and T. W. Nagle. (Filed as
                       Exhibit 10.35 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

      Exhibit 10.53*- Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of November 1, 1991 between the Registrant and T. W. Nagle. (Filed as
                       Exhibit 10.24 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      Exhibit 10.54*- Employment Agreement dated as of November 1, 1991 between the Registrant and C. R. Ofner. (Filed as
                       Exhibit 10.36 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

      Exhibit 10.55*- Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of November 1, 1991 between the Registrant and C. R. Ofner. (Filed as
                       Exhibit 10.26 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      Exhibit 10.56*- Employment Agreement dated as of November 1, 1991 between the Registrant and D. L. McIntire. (Filed as
                       Exhibit 10.37 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

      Exhibit 10.57*- Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of November 1, 1991 between the Registrant and D. L. McIntire. (Filed as
                       Exhibit 10.28 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      Exhibit 10.58*- Employment Agreement dated as of November 1, 1991 between the Registrant and W. K. Hillin. (Filed as
                       Exhibit 10.38 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

      Exhibit 10.59*- Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of November 1, 1991 between the Registrant and W. K. Hillin. (Filed as
                       Exhibit 10.30 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      Exhibit 10.60*- Employment Agreement dated as of January 1, 1992 between the Registrant and Paul B. Loyd, Jr. (Filed as Exhibit 10.42 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 10.61*- Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of January 1, 1992 between the Registrant and Paul B. Loyd, Jr. (Filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      Exhibit 10.62*- Employment Agreement dated as of January 1, 1992 between the Registrant and C. Kirk Rhein, Jr. (Filed as Exhibit 10.43 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 10.63*- Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of January 1, 1992 between the Registrant and C. Kirk Rhein, Jr. (Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      Exhibit 10.64*- Employment Agreement dated as of January 1, 1992 between the Registrant and J. T. Angel. (Filed as
                       Exhibit 10.44 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 10.65*- Agreement amending Employment Agreement dated October 7, 1993 between the Registrant and J. T. Angel. (Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

      Exhibit 10.66- Agreement  dated as of August 31, 1991 among Registrant,
                     Arcade Shipping AS and Sonat Offshore Drilling Inc. (Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

      Exhibit 10.67- Thornton  Waiver Agreement  dated  as  of May  31,  1991 among the Noteholders, the Owner Trustee and the Indenture Trustee named therein. (Filed as Exhibit
                     10.46 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 10.68- Thornton  Rescission Agreement dated as of June 28, 1991 among Reading & Bates Exploration Co., the Registrant, the Noteholders, the Owner Trustee, the Indenture Trustee and the Owner Participant named therein. (Filed as Exhibit 10.49 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 10.69- Thornton  Assignment Agreement dated as of June 28, 1991 between the Holders named therein and NMB Postbank Groep N.V. (Filed as Exhibit 10.50 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 10.70- Facility  Agreement  dated  February  21,  1991  between
                     Arcade Drilling AS, Chase Investment Bank Limited and The Chase Manhattan Bank, N.A. (Filed as Exhibit 10.51 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 10.71- Amendment Agreement dated November 30, 1995  to Facility
                     Agreement dated February 21, 1991 between Arcade Drilling AS, Chase Investment Bank Limited and The Chase Manhattan Bank, N.A.

      Exhibit 10.72- Hull  515 Rig  Management  Agreement dated  October  26,
                     1990 between Arcade Drilling AS and Sonat Offshore Drilling Inc. (Filed as Exhibit 10.52 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 10.73- HG  Rig  Management Agreement  dated  October  26,  1990 between Arcade Drilling AS and Sonat Offshore Drilling Inc. (Filed as Exhibit 10.53 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 10.74- Modification  Agreement dated as of May 27, 1992 between
                     Arcade Drilling AS and Sonat Offshore Drilling Inc. (Filed as Exhibit 10.54 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 10.75- Charter Payments  Agreement dated  as  of September  30,
                     1991 among the Registrant, Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading and Bates, Inc. and NMB Postbank Groep, N.V. (Filed as
                     Exhibit 10.57 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 10.76- Amendment No. 1, dated as  of June 30, 1992,  to Charter
                     Payments Agreement dated as of September 30, 1991 among the Registrant, Reading and Bates Drilling Co., Reading and Bates Exploration Co., Reading and Bates, Inc. and Internationale Nederlanden Bank N.V. (formerly known as NMB Postbank Groep N.V.). (Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for 1992 and incorporated herein by reference.)

      Exhibit 10.77- ISDA Interest and Currency  Exchange Agreement dated  as of October 26, 1990 between The Chase Manhattan Bank, N.A. and K/S Frontier Drilling, and Novation Agreement with respect thereto dated February 28, 1991. (Filed as
                     Exhibit 10.62 to Registration No. 33-51120 and incorporated herein by reference.)

      Exhibit 10.78- Assignment  Agreement "F.  G.  McClintock" dated  as  of
                     August 24, 1994 between the Company and BCL Investment Partners L.P. (Filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.)

      Exhibit 10.79- Assignment Agreement  "F.  G.  McClintock" dated  as  of
                     September 27, 1994 between the Company and BT Advisors, Inc. (Filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.)

      Exhibit 10.80- Assignment  Agreement  "C.  E.  Thornton"  dated  as  of
                     August 24, 1994 between the Company and BCL Investment Partners L.P. (Filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.)

      Exhibit 10.81- Assignment  Agreement  "C.  E.  Thornton"  dated  as  of
                     September 27, 1994 between the Company and BT Advisors, Inc. (Filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.)

      Exhibit 10.82- Assignment Agreement  "George H. Galloway"  dated as  of
                     August 24, 1994 between the Company and Elliott Associates L.P. (Filed as Exhibit 10.59 to the
                     Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.)

      Exhibit 10.83- Loan  Agreement  dated as  of  May  25, 1995  among  the
                     Registrant and Reading & Bates Offshore, Limited, a subsidiary of the Registrant, and the CIT Group/Equipment Financing, Inc. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Second Quarter of 1995 and incorporated herein by reference.)

      Exhibit 10.84- Amendment  No. 1  dated  as of  December  20, 1995  Loan
                     Agreement dated as of May 25, 1995 among The CIT Group/Equipment Financing, Inc. and Reading & Bates Offshore, Limited, a subsidiary of the Registrant and the Registrant.

      Exhibit 10.85- Amendment No. 1  dated as of  December 20,  1995 to  the
                     Guaranty dated as of May 25, 1995 made by the Registrant in favor of The CIT Group/Equipment Financing, Inc.

      Exhibit 10.86- First  Preferred  Fleet  Mortgage  dated  May  25,  1995 between The CIT Group/Equipment Financing, Inc. and Reading & Bates Offshore, Limited, a subsidiary of the Registrant.

      Exhibit 10.87- Supplement No. 1 dated July 13, 1995  to First Preferred
                     Fleet  Mortgage  dated  May  25,  1995  between  The CIT
                     Group/Equipment Financing, Inc. and Reading & Bates Offshore, Limited, a subsidiary of the Registrant.

      Exhibit 10.88- Supplement  No.  2  dated  December  20,  1995  to First
                     Preferred Fleet Mortgage dated May 25, 1995 between The CIT Group/Equipment Financing, Inc. and Reading & Bates Offshore, Limited, a subsidiary of the Registrant.

      Exhibit 10.89- General Assignment  of Earnings  dated May  25, 1995  by
                     Reading & Bates Offshore, Limited, a subsidiary of the Registrant, in favor of The CIT Group/Equipment Financing, Inc.

      Exhibit 10.90- Assignment  of Insurance dated May 25, 1995 by Reading &
                     Bates Offshore, Limited, a subsidiary of the Registrant, in favor of The CIT Group/Equipment Financing, Inc.

      Exhibit 10.91- Memorandum  of Agreement dated  August 31,  1995 between
                     FPS II, Inc., as holder of legal title for the benefit of DeepFlex Production Partners, L.P. and Reading & Bates (U.K.) Limited, a subsidiary of the Registrant. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      Exhibit 10.92- Agreement for the sale and purchase  of Semi-Submersible
                     Emergency Support Vessel Iolair dated September 8, 1995 between BP Exploration Operating Company Limited and Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant. (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      Exhibit 10.93- Mortgage  of a  Ship  dated  September 8,  1995  between
                     Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant, and BP Exploration Operating Company Limited. (Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      Exhibit 10.94- Mortgage  of a  Ship  dated  September 8,  1995  between
                     Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant, and Britoil plc. (Filed as Exhibit
                     10.5 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      Exhibit 10.95- Deed  of  Covenant   dated  September  8,  1995  between
                     Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant, and BP Exploration Operating Company Limited. (Filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      Exhibit 10.96- Deed  of  Covenant   dated  September  8,  1995  between
                     Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant, and Britoil Public Limited Company. (Filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      Exhibit 10.97- Performance  Guarantee dated  September 8,  1995 by  the
                     Registrant in favour of BP Exploration Operating Company Limited. (Filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      Exhibit 10.98- Performance  Guarantee dated  September  8, 1995  by the
                     Registrant in favour of  Britoil plc.  (Filed as Exhibit
                     10.9 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

      Exhibit 10.99- Initial  Services  Agreement  dated  September  8,  1995 between Britoil Public Limited Company and Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant. (Filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

     Exhibit 10.100- Heads  of Agreement for the provision of Vessel Services dated September 8, 1995 between Britoil Public Limited Company, Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant, and the Registrant. (Filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

    Exhibit 10.101- Credit Facility Agreement dated November 16, 1995 among the Registrant, Reading & Bates Drilling Co. and
                     Reading & Bates Exploration Co., subsidiaries of the Registrant, and Christiania Bank Og Kreditkasse, as agent.

     Exhibit 10.102- Guarantee dated November  28, 1995 by the  Registrant in favor of Christiania Bank Og Kreditkasse.

     Exhibit 10.103- First  Preferred  Mortgage  on  the  "Jack  Bates" dated
                     November 28, 1995 between Reading & Bates Drilling Co., a subsidiary of the Registrant, and Wilmington Trust Company, as Indenture Trustee.

     Exhibit 10.104- First  Preferred Mortgage  on  the "D.R.  Stewart" dated
                     November 28, 1995 between Reading & Bates Exploration Co., a subsidiary of the Registrant, and Wilmington Trust Company, as Indenture Trustee.

     Exhibit 10.105- Indenture  of  Trust  dated  November  16,  1995   among
                     Reading & Bates Drilling Co. and Reading & Bates Exploration Co., subsidiaries of the Registrant, and Wilmington Trust Company, as Indenture Trustee.

     Exhibit 10.106- General  Assignment  with respect  to  the "Jack  Bates"
                     dated November 28, 1995 by Reading & Bates Drilling Co., a subsidiary of the Registrant, in favor of Christiania Bank Og Kreditkasse, as agent.

     Exhibit 10.107- General Assignment  with respect  to the  "D.R. Stewart"
                     dated November 28, 1995 by Reading & Bates Exploration Co., a subsidiary of the Registrant, in favor of Christiania Bank Og Kreditkasse, as agent.

     Exhibit 10.108- Assignment  of  Insurances  with respect  to  the  "Jack
                     Bates" dated November 28, 1995 by Reading & Bates Drilling Co., a subsidiary of the Registrant, in favor of Christiania Bank Og Kreditkasse, as agent.

     Exhibit 10.109- Assignment  of  Insurances with  respect  to  the  "D.R.
                     Stewart" dated November 28, 1995 by Reading & Bates Exploration Co., a subsidiary of the Registrant, in favor of Christiania Bank Og Kreditkasse, as agent.

     Exhibit 10.110- Memorandum of Agreement dated November  28, 1995 between
                     Reading  and   Bates,   Inc.,   a  subsidiary   of   the
                     Registrant, and Deep Sea Investors, L.L.C.

     Exhibit 10.111- Bareboat  Charter "M.G.  Hulme, Jr."  dated November 28,
                     1995 between Deep Sea Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of the Registrant.

     Exhibit 10.112- Purchase  and  Sale  Agreement  dated  October 18,  1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant.

     Exhibit 10.113- Assignment and  Bill of Sale  (OCS-G-8504) effective  as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant.

     Exhibit 10.114- Assignment  and Bill of Sale (OCS-G-8012 effective as of
                     May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant.

     Exhibit 10.115- Assignment and Bill  of Sale (OCS-G- 7049)  effective as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant.

     Exhibit 10.116- Assignment and Bill  of Sale (OCS-G-8010)   effective as
                     of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant.

     Exhibit 10.117- Assignment and Bill  of Sale (OCS-G-13696) effective  as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant.

     Exhibit 10.118- Assignment and  Bill of Sale  (OCS-G-13171) effective as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant.

     Exhibit 10.119- Assignment and  Bill of  Sale (OCS-G-8005)  effective as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant.

     Exhibit 10.120- Assignment and Bill  of Sale  (OCS-G-8000) effective  as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant.

     Exhibit 10.121- Assignment and  Bill of  Sale (OCS-G-8006)  effective as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant.

     Exhibit 10.122- Assignment  and Bill  of Sale  (OCS-G-8876) effective as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant.

     Exhibit 10.123- Payment  Agreement   dated  October  18,   1995  between
                     Enserch   Exploration,   Inc.   and   Reading  &   Bates
                     Development Co., a subsidiary of the Registrant.

     Exhibit 10.124- Mortgage  and Security Agreement  dated October 18, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant.

     Exhibit 10.125- Operating Agreement  made effective  as of  May 1,  1995 among Enserch Exploration, Inc., Mobil Oil Corporation, Mobil Oil exploration & Producing Southeast Inc. and Reading & Bates Development Co., a subsidiary of the Registrant.

     Exhibit 10.126- Option  Agreement  made  effective  as  of  May  1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant.

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

      (b)     Reports on Form 8-K

              There were four Current Reports on Form 8-K filed during the three months ended December 31, 1995. A Current Report on Form 8-K was filed on October 16, 1995 disclosing the Company's 3rd quarter 1995 earnings; filed October 25, 1995 disclosing the Company's purchase of a 20% working interest in the Green Canyon 254 Allegheny project from Enserch Exploration, Inc.; filed November 9, 1995 disclosing that ARCO China Inc. elected to exercise three option wells for the "JACK BATES"; and filed December 4, 1995 disclosing the closing of two separate financings aggregating approximately $115 million, which included the sale/lease-back of the "M.G. HULME, JR.".



                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized on March 11, 1996.

                                               READING & BATES CORPORATION


                                               By  /s/ Paul B. Loyd, Jr.
                                                  -------------------------
                                                  Paul B. Loyd, Jr.
                                                  President, Chief
                                                  Executive Officer,
                                                  Chairman and Director


  Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 11, 1996.



  By /s/ Paul B. Loyd Jr.                       By /s/Macko A. E. Laqueur
    ---------------------------                   ---------------------------
      Paul B. Loyd, Jr.                             Macko A. E. Laqueur
      President, Chief                              Director
      Executive Officer,
      Chairman and Director


  By /s/ C. Kirk Rhein, Jr.                     By /s/ Charles A. Donabedian
    ---------------------------                   --------------------------
      C. Kirk Rhein, Jr.                            Charles A. Donabedian
      Vice Chairman and Director                    Director


  By /s/ Tim W. Nagle                           By /s/ J. W. McLean
    ---------------------------                   --------------------------
      Tim W. Nagle                                  J. W. McLean
      Executive Vice President,                     Director
      Finance and Administration
      Principal Accounting Officer


  By /s/ Ted Kalborg                            By /s/ Arnold L. Chavkin
    ---------------------------                   ---------------------------
      Ted Kalborg                                   Arnold L. Chavkin
      Director                                      Director


  By /s/ Steven A. Webster                      By /s/ Robert L. Sandmeyer
    ---------------------------                   ---------------------------
      Steven A. Webster                             Robert L. Sandmeyer
      Director                                      Director