Form 10-Q
period 1996-03-31
READING & BATES CORP
filed 1996-04-22
CIK 82329

============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

  (Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1996
                                 or
   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934


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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


          NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                        AT APRIL 12, 1996 : 62,218,949

============================================================================

                         PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Company or Group of Companies for Which Report is Filed:

                  Reading & Bates Corporation and Subsidiaries

  The financial statements for the three months ended March 31, 1996 and 1995, include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three months ended March 31, 1996 included herein have been subjected to a limited review by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1996. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1995.


                           READING & BATES CORPORATION
                                 AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                               (in thousands)

                                                 MARCH 31,    DECEMBER 31,
                                                   1996           1995
                                                 ---------    ------------
                                                (unaudited)
  ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                    $  30,166     $  36,171
    Accounts receivable:
     Trade, net                                     49,104        41,324
     Other                                           6,036         4,815
    Materials and supplies inventory                10,491         8,911
    Other current assets                             4,099         4,567
                                                 ---------     ---------
     Total current assets                           99,896        95,788
                                                 ---------     ---------
  PROPERTY AND EQUIPMENT:
    Drilling                                       782,268       758,688
    Other                                           32,909        29,898
                                                 ---------     ---------
     Total property and equipment                  815,177       788,586
    Accumulated depreciation and
     amortization                                 (289,794)     (282,981)
                                                 ---------     ---------
     Net property and equipment                    525,383       505,605
                                                 ---------     ---------
  DEFERRED CHARGES AND OTHER ASSETS                  3,326         4,387
                                                 ---------     ---------
  TOTAL ASSETS                                   $ 628,605     $ 605,780
                                                 =========     =========

  The accompanying notes are an integral part of the consolidated financial statements.


                    READING & BATES CORPORATION
                          AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET
                           (in thousands)

                                                   MARCH 31,    DECEMBER 31,
                                                     1996          1995
                                                  ----------    -----------
                                                  (unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Short-term obligations                        $  12,000     $  12,000
    Long-term obligations due
     within one year                                 19,583        18,333
    Accounts payable - trade                          6,334         3,639
    Accrued liabilities                              19,407        20,518
                                                  ---------     ---------
     Total current liabilities                       57,324        54,490

  LONG-TERM OBLIGATIONS                              96,283        95,040

  OTHER NONCURRENT LIABILITIES                       59,022        51,718

  DEFERRED INCOME TAXES                               2,977         2,977
                                                  ---------     ---------
     Total liabilities                              215,606       204,225
                                                  ---------     ---------
  COMMITMENTS AND CONTINGENCIES

  MINORITY INTEREST                                  42,100        44,504
                                                  ---------     ---------
  STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value                  2,983         2,985
    Common stock, $.05 par value                      3,102         3,095
    Capital in excess of par value                  363,836       362,910
    Retained earnings (deficit)
     from March 31, 1991                              9,242        (3,017)
    Other                                            (8,264)       (8,922)
                                                  ---------     ---------
     Total stockholders' equity                     370,899       357,051
                                                  ---------     ---------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                         $ 628,605     $ 605,780
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


                    READING & BATES CORPORATION
                          AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands except per share amounts)
                            (unaudited)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                  ---------------------
                                                    1996         1995
                                                  --------     --------
  OPERATING REVENUES                              $ 61,190     $ 47,975
                                                  --------     --------
  COSTS AND EXPENSES:
   Operating expenses                               30,831       31,911
   Depreciation                                      7,568        7,433
   General and administrative                        4,590        4,081
                                                  --------     --------
      Total costs and expenses                      42,989       43,425
                                                  --------     --------
  OPERATING INCOME                                  18,201        4,550
                                                  --------     --------
  OTHER INCOME (EXPENSE):
   Interest expense                                 (2,781)      (3,814)
   Interest income                                     499          425
   Other, net                                          (96)        (210)
                                                  --------     --------
      Total other income (expense)                  (2,378)      (3,599)
                                                  --------     --------
  INCOME BEFORE INCOME TAX EXPENSE
   AND MINORITY INTEREST                            15,823          951

  INCOME TAX EXPENSE                                 1,093        1,163
                                                  --------     --------
  INCOME (LOSS) AFTER INCOME TAX EXPENSE
   AND BEFORE MINORITY INTEREST                     14,730         (212)

  MINORITY INTEREST                                 (1,258)        (157)
                                                  --------     --------
  NET INCOME (LOSS)                                 13,472         (369)

  DIVIDENDS ON PREFERRED STOCK                       1,213        1,215
                                                  --------     --------
  NET INCOME (LOSS) APPLICABLE TO
       COMMON STOCKHOLDERS                        $ 12,259     $ (1,584)
                                                  ========     ========
  NET INCOME (LOSS) PER COMMON SHARE              $    .20     $   (.03)
                                                  ========     ========

  The accompanying notes are an integral part of the consolidated financial statements.


                    READING & BATES CORPORATION
                          AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands)
                            (unaudited)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ----------------------
                                                       1996         1995
                                                    ---------    ---------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                               $  13,472    $    (369)
    Adjustments to reconcile net
     income (loss) to net cash provided
     by (used in) operating activities:
      Depreciation                                      7,568        7,433
      Loss (gain) on dispositions of
       property and equipment                            (688)         171
      Recognition of deferred expenses                    491        2,655
      Minority interest in income of
       consolidated subsidiaries                        1,258          157
      Changes in assets and liabilities:
       Accounts receivable, net                        (7,955)      (8,191)
       Materials and supplies inventory                  (872)      (1,282)
       Deferred charges and other assets                1,036       (2,659)
       Accounts payable - trade                         2,695           99
       Accrued liabilities                               (784)        (749)
       Accrued interest                                 1,028        1,643
       Deferred revenue                                 7,284          500
       Income taxes                                      (489)           5
       Deferred income taxes                                -          (98)
       Other, net                                         392          182
                                                    ---------    ---------
        Net cash provided by (used in)
         operating activities                          24,436         (503)
                                                    ---------    ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Dispositions of property and equipment                122          166
    Purchases of property and equipment               (28,714)      (4,806)
    Business acquisitions                                   -         (300)
    Decrease (increase) in investments in and
     advances to unconsolidated investees                  62         (139)
                                                    ---------    ---------
       Net cash used in investing activities          (28,530)      (5,079)
                                                    ---------    ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on short-term obligations                  -       (6,532)
    Net proceeds from revolving credit facility         7,000            -
    Principal payments on long-term obligations        (5,000)      (5,933)
    Exercise of stock options                             964            -
    Dividends paid on preferred stock                  (1,213)      (1,215)
    Distribution to minority shareholders
     of consolidated subsidiary                        (3,662)           -
                                                    ---------    ---------
      Net cash used in financing activities            (1,911)     (13,680)
                                                    ---------    ---------
  NET DECREASE IN CASH AND CASH EQUIVALENTS            (6,005)     (19,262)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     36,171       42,319
                                                    ---------    ---------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  30,166    $  23,057
                                                    =========    =========
  Supplemental Cash Flow Disclosures:
      Interest paid                                 $   2,259    $   2,551
      Income taxes paid                             $   1,518    $   1,258


  The accompanying notes are an integral part of the consolidated financial statements.


                       READING & BATES CORPORATION
                           AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

A)  CONTINGENCIES

          LITIGATION - On March 17, 1995, an action was filed by Louis Silverman, individually and on behalf of all other shareholders of Reading & Bates Corporation similarly situated, against the Company and the individual members of its board of directors in the Court of
    Chancery of the State of Delaware, New Castle County. On April 7, 1995 three additional actions were filed on behalf of Congregation Beth Joseph, Harry Lewis and Mortimer Shulman against the Company and its directors in the Court of Chancery of the State of Delaware. In each of the four actions, the plaintiff alleged, inter alia, that the directors breached their fiduciary duties by rejecting the previously announced unsolicited merger proposal made by Sonat Offshore Drilling Inc. and by adopting the previously announced shareholder rights plan. Each of the named plaintiffs in the four actions purported to be an owner of the Company's Common Stock and sought to represent a class of shareholders of the Company who are similarly situated. Each of the plaintiffs sought injunctive relief, damages in unspecified amounts and certain other relief, including costs and expenses. In March 1996, the plaintiffs in each of the four actions voluntarily dismissed same on a without prejudice basis, and the court entered orders accordingly.

B)  OTHER NONCURRENT LIABILITIES

           The components of "OTHER NONCURRENT LIABILITIES" were as follows (in thousands):

                                                   March 31,   December 31,
                                                     1996          1995
                                                  ----------   ------------
      Postretirement benefit
       obligations                                $  15,848    $  15,993
      Accrued interest expense related
       to the 8% Senior Subordinated
       Convertible Debentures due
       December 1998                                 10,779       10,410
      Deferred revenue                                7,284            -
      Gain on sale of drilling unit                   7,026        7,229
      Foreign income taxes                            5,893        5,893
      Net liabilities associated with
       discontinued operations                        5,632        5,818
      Pension obligations                             5,299        5,090
      Other                                           1,261        1,285
                                                  ---------    ---------
      Total                                       $  59,022    $  51,718
                                                  =========    =========

         In the first quarter of 1996, the Company recorded deferred revenue as a result of receiving a partial payment of a mobilization fee in advance for one of its drilling units which will mobilize from one operating area to another later this year.

C)  SUBSEQUENT EVENT

         In April 1996, the Company sold its jackup drilling unit "D. K. MCINTOSH" for $8.5 million in cash and will recognize a gain in the second quarter of 1996 of approximately $3 million.



              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To the Board of Directors and Stockholders
  Reading & Bates Corporation


       We have reviewed the accompanying consolidated balance sheet of Reading & Bates Corporation (a Delaware corporation) and Subsidiaries as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

  Houston, Texas
  April 12, 1996



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MATERIAL CHANGES IN FINANCIAL CONDITION

    The Company intends to continue to modernize and expand its fleet, in order to meet the requirements of competitive conditions in the offshore drilling industry and the changing needs of its customers. In this regard, the Company made significant capital expenditures, $28.7 million, in the first quarter of 1996 primarily related to capital upgrades to the fleet to fulfill obligations under existing contracts or to improve the marketability of certain of the Company's drilling units. Also in this regard, the Company has from time to time in the past engaged in, and currently continues to engage in, preliminary discussions with other industry participants with respect to business combinations that would potentially strengthen its competitive position in the offshore drilling industry. Moreover, the Company continues to consider the selective acquisition of existing rigs, directly or through business combination transactions.

    In October 1995, the Company purchased an approximately 20% working interest in the Green Canyon 254 Allegheny oil and gas development project in the U.S. Gulf of Mexico from the operator, Enserch Exploration, Inc. ("Enserch"). Mobil Exploration & Producing Inc., an affiliate of Mobil Corporation, has a 40% working interest in the project. Enserch is expected to retain the remaining 40% working interest. The Company's third-generation semisubmersible, the "M. G. HULME, JR." has been contracted for three years to drill the development wells upon completion of an upgrade of the unit for operation in up to 3,300 feet of water. Also, the Company may act as contractor in the conversion of a second-generation semisubmersible rig to a floating production vessel capable of processing up to 70,000 barrels of oil per day. Originally, it was expected that the working interest owners would utilize "RIG 41" for this project. However, at the Company's request the working interest owners have agreed to purchase a different second-generation semisubmersible rig for the project thus freeing up "RIG 41" to be used as a drilling unit by the Company. As of March 31, 1996, the Company had accumulated costs related to its ownership in the project of approximately $26.1 million. The Company continues to consider selective expansion in floating production through additional management contracts, alliances with other companies, the acquisition of floating production equipment and/or participation in field development projects.

    Liquidity of the Company should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers' expectations, budgets and drilling plans occur. These fluctuations can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. As of March 31,
1996, approximately $4.4 million of total consolidated cash and cash equivalents of $30.2 million are restricted from the Company's use outside of Arcade Drilling AS, a majority owned subsidiary of the Company. The Company received $10.6 million in the first quarter of 1996 with respect to a distribution to stockholders declared by Arcade Drilling AS. The Company's management currently expects that its cash flow from operations, in combination with cash on hand and other sources, including new debt, new equity, asset disposals and/or by proper scheduling of its planned capital or other expenditures, will be sufficient to satisfy the Company's 1996 working capital needs, dividends on and the possible redemption of Preferred Stock, planned investments, capital expenditures on its existing fleet, debt, lease and other payment obligations. The Company currently expects to call for redemption its Preferred Stock in accordance with its terms on or after September 30, 1996. The Company expects that most, if not all, holders of the Preferred Stock will convert their shares into
Common Stock rather than allow the Company to redeem their shares. At present, the Company would expect to fund the Preferred Stock redemption, if any, out of working capital.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

                    THREE MONTHS ENDED MARCH 31, 1996 COMPARED
                      TO THREE MONTHS ENDED MARCH 31, 1995

    The Company's net income for the three months ended March 31, 1996 was $13.5 million ($.20 earnings per share after preferred stock dividends of $1.2 million) compared with a net loss of $.4 million ($.03 loss per share after preferred stock dividends of $1.2 million) for the same period of 1995. Income from operations for the three months ended March 31, 1996 was $18.2 million compared to income from operations of $4.5 million in 1995. The Company's utilization for the three months ended March 31, 1996 and 1995 was 95% and 86%, respectively.

    Operating revenues are primarily a function of dayrates and utilization. The $13.2 million increase in operating revenues for the three months ended March 31, 1996 over the same period in 1995 is due to increased dayrates and utilization of the semisubmersible and jackup fleets. Average dayrates for the Company's fourth-generation semisubmersible fleet, third-generation semisubmersible fleet and jackup fleet increased 31%, 47% and 13%, respectively, for the three months ended March 31,1996 as compared to the same period in 1995 accounting for the largest part of the increase in operating revenues. Additionally, the "IOLAIR", a third-generation semisubmersible purchased in September 1995, contributed to operating revenues in the first quarter of 1996. A decrease in the average dayrates earned by the Company's two tenders slightly offset the improvements contributed by the semisubmersible and jackup fleets.

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

    The $1.1 million decrease in operating expenses for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily due to reduced expenses associated with several drilling units. In particular, management fees for the "PAUL B. LOYD, JR." decreased since the management contract previously held by Sonat Offshore Drilling, Inc. expired in December 1995 and is now held by a subsidiary of the Company. Also, the "RON TAPPMEYER" incurred reduced operating expenses for the first quarter of 1996 when it operated in Bangladesh as compared to the first quarter of 1995 when the rig operated in Australia, a relatively more expensive operating area. Further, the "JIM CUNNINGHAM" experienced lower contract preparation and mobilization amortization for the three months ended March 31, 1996 as compared to the same three month period ended March 31, 1995. As an offset to these operating expense reductions, the Company had increases in operating expenses for the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 due to the addition of the "IOLAIR" to the fleet and increased lease expense associated with the sale/lease-back of the "M. G. HULME, JR.".

    Income tax expense decreased for the three months ended March 31, 1996 as compared to the same period in 1995 despite increases in revenues and income before income tax expense. Such decrease is primarily due to a change in the Company's foreign geographic areas of operations coupled with the utilization of previously reserved net operating loss carryforwards.


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

    On March 17, 1995, an action was filed by Louis Silverman, individually and on behalf of all other shareholders of Reading & Bates Corporation similarly situated, against the Company and the individual members of its board of directors in the Court of Chancery of the State of Delaware, New Castle County. On April 7, 1995 three additional actions were filed on behalf of Congregation Beth Joseph, Harry Lewis and Mortimer Shulman against the Company and its directors in the Court of Chancery of the State of Delaware. In each of the four actions, the plaintiff alleged, inter alia, that the directors breached their fiduciary duties by rejecting the previously announced unsolicited merger proposal made by Sonat Offshore Drilling Inc. and by adopting the previously announced shareholder rights plan. Each of the named plaintiffs in the four actions purported to be an owner of the Company's Common Stock and sought to represent a class of shareholders of the Company who are similarly situated. Each of the plaintiffs sought injunctive relief, damages in unspecified amounts and certain other relief, including costs and expenses. In March 1996, the plaintiffs in each of the four actions voluntarily dismissed same on a without prejudice basis, and the court entered orders accordingly.

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

Item 6(b). Reports on Form 8-K

       There were five Current Reports on Form 8-K filed during the three months ended March 31, 1996. A Current Report on Form 8-K was filed January 16, 1996 disclosing the Company's receipt from Elf Exploration Angola of an approximately 270 day contract for the "JIM CUNNINGHAM"; filed February 5, 1996 disclosing the Company's receipt of an 18 month contract from Enron Oil & Gas India Ltd. for each of the jackup drilling units "J.T. ANGEL" and "HARVEY H. WARD"; filed February 14, 1996 disclosing the Company's renaming of the "SONAT ARCADE FRONTIER" to the "PAUL B. LOYD, JR." and the Company's fourth quarter and yearend 1995 earnings; filed February 20, 1996 disclosing the extension of the previously announced contract with Elf Exploration Angola for the "JIM CUNNINGHAM" to 360 days and filed February 29, 1996 disclosing the formation of a joint venture, Total Offshore Production Systems (TOPS), between Reading & Bates Development Co., a wholly owned subsidiary of the Company, and INTEC Engineering, Inc.


                                     SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              READING & BATES CORPORATION


  Date: April 22, 1996                        By /s/T. W. Nagle
                                                 -----------------------
                                                 T. W. Nagle
                                                 Executive Vice President,
                                                 Finance and Administration
                                                 (Principal Financial and
                                                 Accounting Officer)



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