Form 10-Q
period 1996-06-30
READING & BATES CORP
filed 1996-07-22
CIK 82329

=============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

  (Mark One)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1996
                                or
   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

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


          NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                        AT JULY 12, 1996 : 62,349,078
=============================================================================

                  PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Company or Group of Companies for Which Report is Filed:

           Reading & Bates Corporation and Subsidiaries

  The financial statements for the three and six month periods ended June 30, 1996 and 1995, include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three and six month periods ended June 30, 1996 included herein have been subjected to a limited review by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1996. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1995.


                     READING & BATES CORPORATION
                          AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET
                           (in thousands)

                                               JUNE 30,    DECEMBER 31,
                                                 1996          1995
                                              ---------    ------------
                                             (unaudited)
  ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                  $  44,501     $  36,171
    Accounts receivable:
      Trade, net                                  47,604        41,324
      Other                                        9,622         4,815
    Materials and supplies inventory              11,237         8,911
    Other current assets                           2,852         4,567
                                               ---------     ---------
      Total current assets                       115,816        95,788
                                               ---------     ---------
  PROPERTY AND EQUIPMENT:
    Drilling                                     804,840       758,688
    Other                                         40,603        29,898
                                               ---------     ---------
      Total property and equipment               845,443       788,586
   Accumulated depreciation and
      amortization                              (284,446)     (282,981)
                                               ---------     ---------
      Net property and equipment                 560,997       505,605
                                               ---------     ---------
  DEFERRED CHARGES AND OTHER ASSETS                4,211         4,387
                                               ---------     ---------
  TOTAL ASSETS                                 $ 681,024     $ 605,780
                                               =========     =========

  The accompanying notes are an integral part of the consolidated financial statements.


                   READING & BATES CORPORATION
                        AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET
                         (in thousands)

                                                JUNE 30,    DECEMBER 31,
                                                  1996          1995
                                                --------    ------------
                                               (unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Short-term obligations                     $   3,348     $  12,000
    Long-term obligations
     due within one year                          16,500        18,333
    Accounts payable - trade                       4,148         3,639
    Accrued liabilities                           19,029        20,518
                                               ---------     ---------
        Total current liabilities                 43,025        54,490

  LONG-TERM OBLIGATIONS                          143,895        95,040

  OTHER NONCURRENT LIABILITIES                    59,390        51,718

  DEFERRED INCOME TAXES                            2,977         2,977
                                               ---------     ---------
      Total liabilities                          249,287       204,225
                                               ---------     ---------
  COMMITMENTS AND CONTINGENCIES

  MINORITY INTEREST                               43,355        44,504
                                               ---------     ---------
  STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value               2,983         2,985
    Common stock, $.05 par value                   3,117         3,095
    Capital in excess of par value               365,990       362,910
    Retained earnings (deficit)
     from March 31, 1991                          23,865        (3,017)
    Other                                         (7,573)       (8,922)
                                               ---------     ---------
      Total stockholders' equity                 388,382       357,051
                                               ---------     ---------
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                        $ 681,024     $ 605,780
                                               =========     =========

  The accompanying notes are an integral part of the consolidated financial statements.


                         READING & BATES CORPORATION
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands except per share amounts)
                                 (unaudited)

                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30,                 JUNE 30,
                                ---------------------   ---------------------
                                  1996         1995        1996        1995
                                ---------   ---------   ---------   ---------
 OPERATING REVENUES             $  61,700   $  50,382   $ 122,890   $  98,357
                                ---------   ---------   ---------   ---------
 COSTS AND EXPENSES:
  Operating expenses               26,126      31,234      56,957      63,145
  Depreciation                      7,740       7,380      15,308      14,813
  General and administrative        5,394       4,354       9,984       8,435
                                ---------   ---------   ---------   ---------
    Total costs and expenses       39,260      42,968      82,249      86,393
                                ---------   ---------   ---------   ---------
 OPERATING INCOME                  22,440       7,414      40,641      11,964
                                ---------   ---------   ---------   ---------
 OTHER INCOME (EXPENSE):
  Interest expense, net of
   capitalized interest            (3,643)     (3,939)     (6,424)     (7,753)
  Interest income                     484         480         983         905
  Other, net                       (1,062)       (472)     (1,158)       (682)
                                ---------   ---------   ---------   ---------
   Total other income (expense)    (4,221)     (3,931)     (6,599)     (7,530)
                                ---------   ---------   ---------   ---------
 INCOME BEFORE INCOME TAX EXPENSE
  AND MINORITY INTEREST            18,219       3,483      34,042       4,434

 INCOME TAX EXPENSE                 1,179         569       2,272       1,732
                                ---------   ---------   ---------   ---------
 INCOME AFTER INCOME TAX EXPENSE
  AND BEFORE MINORITY INTEREST     17,040       2,914      31,770       2,702

 MINORITY INTEREST                 (1,205)       (482)     (2,463)       (639)
                                ---------   ---------   ---------   ---------
 NET INCOME                        15,835       2,432      29,307       2,063

 DIVIDENDS ON PREFERRED STOCK       1,212       1,215       2,425       2,430
                                ---------   ---------   ---------   ---------
 NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS        $  14,623   $   1,217   $  26,882   $    (367)
                                =========   =========   =========   =========
 PRIMARY NET INCOME (LOSS)
  PER COMMON SHARE              $     .23   $     .02   $     .43   $    (.01)
                                =========   =========   =========   =========
 FULLY DILUTED NET INCOME
  PER COMMON SHARE              $     .22   $     n/a   $     .41   $     n/a
                                =========   =========   =========   =========

 The accompanying notes are an integral part of the consolidated financial statements.


                          READING & BATES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                     --------------------
                                                      1996        1995
                                                    ---------   ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $  29,307   $   2,063
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                      15,308      14,813
     Loss (gain) on dispositions of
      property and equipment                           (4,681)        335
     Recognition of deferred expenses                   1,836       4,609
     Minority interest in income of
      consolidated subsidiaries                         2,463         639
     Changes in assets and liabilities:
      Accounts receivable, net                        (11,027)     (7,435)
      Materials and supplies inventory                 (1,618)     (1,095)
      Deferred charges and other assets                    53      (2,979)
      Accounts payable - trade                            509      (2,033)
      Accrued liabilities                              (1,563)       (874)
      Accrued interest                                  2,503       2,690
      Deferred mobilization revenue                     7,042           -
      Income taxes                                       (662)        (91)
      Deferred income taxes                                 -         (98)
      Other, net                                        1,732         665
                                                    ---------   ---------
       Net cash provided by operating activities       41,202      11,209
                                                    ---------   ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions of property and equipment                8,785         281
  Purchases of property and equipment                 (75,932)    (15,862)
  Business acquisitions                                     -        (356)
  Increase in investments in and
   advances to unconsolidated investees                  (165)       (554)
                                                    ---------   ---------
       Net cash used in investing activities          (67,312)    (16,491)
                                                    ---------   ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) proceeds on short-term obligations    (8,653)      7,955
  Net proceeds from revolving credit facility          51,000           -
  Proceeds from long-term obligations                       -      12,500
  Principal payments on long-term obligations          (5,000)    (15,037)
  Exercise of stock options                             3,180         361
  Dividends paid on preferred stock                    (2,425)     (2,430)
  Distribution to minority shareholders of
   consolidated subsidiary                             (3,662)          -
                                                    ---------   ---------
       Net cash provided by financing activities       34,440       3,349
                                                    ---------   ---------
 NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           8,330      (1,933)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      36,171      42,319
                                                    ---------   ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  44,501   $  40,386
                                                    =========   =========
 Supplemental Cash Flow Disclosures:
    Interest paid                                   $   4,415   $   5,319
    Income taxes paid                               $   2,790   $   1,947

 The accompanying notes are an integral part of the consolidated financial statements.


                        READING & BATES CORPORATION
                              AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

 A)    SIGNIFICANT ACCOUNTING POLICIES

             CAPITALIZED INTEREST - The Company capitalizes interest applicable to the acquisition, exploration and development of offshore oil and gas properties as a cost of such assets. Interest capitalized for the three and six month periods ended June 30, 1996 was $.7 million and $1.2 million, respectively and is shown net of interest expense in the Consolidated Statement of Operations. No interest was capitalized during the three and six month periods ended June 30, 1995.

             NET  INCOME  (LOSS)  PER  COMMON SHARE  -  Primary  net income
       (loss) per common share is computed by dividing net income (loss), after deducting the preferred stock dividend, by the weighted average number of common shares outstanding during the period. Fully diluted net income per common share assumes the conversion of the preferred stock and is computed by dividing net income by the weighted average number of common shares outstanding during the period and the additional shares from the assumption of the conversion of the preferred stock. The effects of common equivalent shares were immaterial for all periods presented and, accordingly, no adjustment was made for these common equivalent shares.

 B)    COMMITMENTS AND CONTINGENCIES

             COMMITMENTS - In June 1996, the Company entered into an agreement to purchase the floating storage and shuttle vessel the "SEILLEAN" for approximately $42.2 million. The Company expects to finalize the agreement and take delivery of the vessel in September 1996.

             LITIGATION - The Company is one of the defendants in certain litigation brought in July 1984 by the Cheyenne-Arapaho Tribes of Oklahoma in the U.S. District Court for the Western District of Oklahoma, seeking to set aside two communitization agreements with respect to three leases involving tribal lands in which the Company previously owned interests and to have those leases declared expired. In June 1989, the U.S. District Court entered an interim order in favor of the plaintiffs. On appeal, the U.S. Court of Appeals for the Tenth Circuit upheld the decision of the trial court and petitions for rehearing of that decision were denied. Petitions for writs of certiorari filed by the parties with the U.S. Supreme Court have been denied, and the case has been remanded to the trial court for determination of damages. In June 1996, this matter was settled, and the litigation was dismissed with prejudice, without significant financial statement impact.

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

             EMPLOYMENT  CONTRACTS  -   The  Company  has  committed  under
       employment contracts to  provide each of   two  key executives  with
       severance benefits (the aggregate of such benefits to both executives amounting to approximately $3.7 million) which vest in September 2003 or earlier if an entity in which each such executive has an interest reduce its ownership of the Company's common stock below a specified level and such executive gives notice of termination of his employment in accordance with the terms of his employment contract. The Company amortizes the cost of the severance benefits over the ten year period from September 1993 to September 2003, unless the relevant reduction of stock ownership and termination  of employment  contract occurs  prior to  September
       2003 in which case the unamortized severance cost would be expensed. In the second quarter of 1996, one of the two key executives gave such notice of termination following the relevant reduction of stock ownership by the entity in which he had an interest. In the same period, the Company paid the key executive severance benefits in accordance with his employment contract and expensed the related unamortized severance cost of approximately $.6 million. The unaccrued severance benefits for the remaining key executive at June 30, 1996 was approximately $2.1 million.

 C)    OTHER NONCURRENT LIABILITIES

             The components of "OTHER NONCURRENT LIABILITIES" were as follows (in thousands):

                                                    June 30,   December 31,
                                                      1996         1995
                                                   ---------   ------------
       Postretirement benefit obligations          $  15,812   $  15,993
       Accrued interest expense related to the
         8% Senior Subordinated Convertible
         Debentures due December 1998                 11,151      10,410
       Deferred mobilization revenue                   7,042           -
       Gain on sale of drilling unit                   6,842       7,229
       Foreign income taxes                            6,004       5,893
       Net liabilities associated with
         discontinued operations                       5,949       5,818
       Pension obligations                             5,360       5,090
       Other                                           1,230       1,285
                                                   ---------   ---------
       Total                                       $  59,390   $  51,718
                                                   =========   =========

                In the first quarter of 1996, the Company recorded deferred mobilization revenue as a result of receiving a partial payment of a mobilization fee in advance for one of its drilling units which will mobilize from one operating area to another later this year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  To the Board of Directors and Stockholders
  Reading & Bates Corporation

        We have reviewed the accompanying consolidated balance sheet of Reading & Bates Corporation (a Delaware corporation) and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995 and the consolidated statement of cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

  Houston, Texas
  July 10, 1996


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company intends to continue to modernize and expand its fleet, in order to meet the requirements of competitive conditions in the offshore drilling industry and the changing needs of its customers. In this regard, the Company made significant capital expenditures, $75.9 million, in the first six months of 1996 primarily related to capital upgrades to the fleet to fulfill obligations under existing contracts or to improve the marketability of certain of the Company's drilling units. Also in this regard, the Company has from time to time in the past engaged in, and currently continues to engage in, preliminary discussions with other industry participants with respect to business combinations that would potentially strengthen its competitive position in the offshore drilling industry. Moreover, the Company continues to consider the selective acquisition of existing rigs, directly or through business combination transactions.

     In October 1995, the Company purchased an approximately 20% working interest in the Green Canyon 254 Allegheny oil and gas development project in the U.S. Gulf of Mexico from the operator, Enserch Exploration, Inc. ("Enserch"). Mobil Exploration & Producing Inc., an affiliate of Mobil Corporation, has a 40% working interest in the project. Enserch retained the remaining 40% working interest. The Company's third-generation semisubmersible, the "M. G. HULME, JR." has been contracted for three years to drill the development wells upon completion of an upgrade of the unit for operation in up to 3,300 feet of water. Also, the Company may act as contractor in the conversion of a second-generation semisubmersible rig to a floating production vessel capable of processing up to 70,000 barrels of oil per day. Originally, it was expected that the working interest owners would utilize the Company's "RIG 41" for this project. However, at the Company's request the working interest owners have purchased a different second-generation semisubmersible rig for the project thus freeing up "RIG 41" to be used as a drilling unit by the Company. As of June 30, 1996, the Company had accumulated costs related to its ownership in the project of approximately $33.7 million. The Company continues to consider selective expansion in floating production through additional management contracts, alliances with other companies, the acquisition of floating production equipment and/or participation in field development projects.

     In April 1996, the Company sold its mat-supported jackup drilling unit, the "D. K. McINTOSH", for $8.5 million in cash and recognized a gain on the sale in the second quarter of 1996 of approximately $3.5 million. The gain appears as an offset to operating expenses in the Consolidated Statement of Operations.

     In June 1996, the Company entered into an agreement to purchase the floating storage and shuttle vessel, the "SEILLEAN" for approximately $42.2 million. The vessel was built in 1990 for extended well testing, early production and life of field production and is currently working in the U.K. sector of the North Sea. Following the closing of the purchase, the vessel will remain under its current operational contract which is anticipated to have a remaining term of approximately 1.5 years, subject to earlier cessation of production from the field in which the vessel is operating. The Company expects to finalize the agreement and take delivery of the vessel in September 1996.

     In April 1996, the Company increased its credit facility agreement with Christiania Bank og Kreditkasse (the "CBK Facility") from $55 million (inclusive of up to a $10 million letter of credit facility) to $100 million (inclusive of up to a $20 million letter of credit facility). In July 1996, the Company increased the CBK Facility to $120 million (inclusive of up to a $20 million letter of credit facility). The current CBK Facility is collateralized by vessel mortgages on eight of the drilling units owned by the Company and related assignments of insurance and earnings. An additional $20 million will be available upon finalization of the purchase of the "SEILLEAN" and will be collateralized by a vessel mortgage and related assignments of insurance and earnings of the drilling unit.

     Liquidity of the Company should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers' expectations, budgets and drilling plans occur. These fluctuations can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. As of June 30, 1996, approximately $11.9 million of total consolidated cash and cash equivalents of $44.5 million are restricted from the Company's use outside of Arcade Drilling AS, a majority owned subsidiary of the Company. The Company received $10.6 million in the first quarter of 1996 with respect to a distribution to stockholders declared by Arcade Drilling AS. The Company's management currently expects that its cash flow from operations, in combination with cash on hand and other sources, including new debt, new equity, asset disposals and/or by proper scheduling of its planned capital or other expenditures, will be sufficient to satisfy the Company's 1996 working capital needs, dividends on and the redemption of the Preferred Stock, planned investments, capital expenditures on its existing fleet, debt, lease and other payment obligations. The Company currently expects to call for redemption its Preferred Stock in accordance with its terms on September 30, 1996. The Company expects that most, if not all, holders of the Preferred Stock will convert their shares into Common Stock rather than allow the Company to redeem their shares. At present, the Company would expect to fund the Preferred Stock redemption, if any, out of working capital.

  MATERIAL CHANGES IN RESULTS OF OPERATIONS

                    SIX MONTHS ENDED JUNE 30, 1996 COMPARED
                       TO SIX MONTHS ENDED JUNE 30, 1995

     The Company's net income for the six months ended June 30, 1996 was $29.3 million ($.43 earnings per share after preferred stock dividends of $2.4 million) compared with net income of $2.1 million ($.01 loss per share after preferred stock dividends of $2.4 million) for the same period of 1995. Income from operations for the six months ended June 30, 1996 was $40.6 million compared to income from operations of $12.0 million in 1995. The Company's fleet utilization for the six months ended June 30, 1996 and 1995 was 92% and 84%, respectively.

     Operating revenues are primarily a function of dayrates and utilization. The $24.5 million increase in operating revenues for the six months ended June 30, 1996 over the same period in 1995 is due to increased dayrates and utilization of the semisubmersible fleet and increased dayrates of the jackup fleet. Average dayrates for the Company's fourth-generation semisubmersible fleet, third-generation semisubmersible fleet, and jackup fleet increased 34.4%, 38.9%, and 10.8%, respectively, for the six months ended June 30,1996 as compared to the same period in 1995, which accounted for the largest part of the increase in operating revenues. Also, the addition of the "IOLAIR", a third-generation semisubmersible and the "J. W. McLEAN", a second-generation semisubmersible to the fleet, contributed to the increase in operating revenues in the first half of 1996. A decrease in the average dayrates earned by the Company's two tenders slightly offset the improvements contributed by the semisubmersible and jackup fleets.

     Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues. The continuation of personnel on board and equipment maintenance is generally still necessary when the Company's drilling units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's drilling units and the mix of labor between expatriates and nationals as stipulated in the drilling contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the drilling unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed in accordance with the Company's preventive maintenance program. Operating expenses for a drilling unit are typically deferred or capitalized as appropriate during periods of mobilization, contract preparation, major upgrades or conversions.

     The $6.2 million decrease in operating expenses for the six months ended June 30, 1996 as compared to the same period in 1995 is primarily due to the sale of the "D. K. McINTOSH" in 1996 and reduced expenses associated with several drilling units. In particular, operating expenses for the sold rig decreased as a result of the recognition of a $3.5 million gain on the sale in the first six months of 1996. Also, the "RON TAPPMEYER" and the "HARVEY H. WARD" incurred reduced operating expenses for the first six months of 1996 as the drilling units operated in less expensive operating areas as compared to the first six months of 1995 when the rigs operated in Australia, a relatively more expensive operating area. Additional decreases occurred on the "HARVEY H. WARD" due to significantly lower levels of contract preparation and mobilization amortization in the first six months of 1996. Further, management fees for the "PAUL B. LOYD, JR." effectively decreased since the management contract previously held by Sonat Offshore Drilling Inc. expired in December 1995 and is now held by a subsidiary of the Company. As an offset to these operating expense reductions, the Company had increases in operating expenses for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 due to the addition of the "IOLAIR" to the fleet and increased lease expense associated with the sale/lease-back of the "M. G. HULME, JR.".

     General & administrative expense for the six months ended June 30, 1996 included a $.6 million charge related to severance benefits for a key executive whose employment was terminated during the period. See Note B of Notes to Consolidated Financial Statements.

     Other, net for the six months ended June 30, 1996 included $1.2 million of expenses associated with the business combination discussions with Transocean AS.

     Income tax expense increased for the six months ended June 30, 1996 as compared to the same period in 1995 primarily due to a change in the Company's foreign geographic areas of operations.

     Minority interest relates primarily to the results of Arcade Drilling and the percentage attributable to stockholders other than the Company. Arcade Drilling reported net income of $9.7 million and $2.4 million for the six months ended June 30, 1996 and 1995, respectively.

                    THREE MONTHS ENDED JUNE 30, 1996 COMPARED
                      TO THREE MONTHS ENDED JUNE 30, 1995

     The Company's net income for the three months ended June 30, 1996 was $15.8 million ($.23 earnings per share after preferred stock dividends of $1.2 million) compared with net income of $2.4 million ($.02 earnings per share after preferred stock dividends of $1.2 million) for the same period of 1995. Income from operations for the three months ended June 30, 1996 was $22.4 million compared to income from operations of $7.4 million in 1995. The Company's fleet utilization for the three months ended June 30, 1996 and 1995 was 89% and 83%, respectively.

     Operating  revenues   are  primarily   a  function   of  dayrates   and
  utilization. The $11.3 million increase in operating revenues for the three months ended June 30, 1996 over the same period in 1995 is due to increased dayrates and utilization of the semisubmersible fleet. Average dayrates for the Company's fourth-generation semisubmersible fleet and third-generation semisubmersible fleet increased 37.0% and 31.4%, respectively, for the three months ended June 30,1996 as compared to the same period in 1995, which accounted for the largest part of the increase in operating revenues. Also, the addition of the "IOLAIR", a third-
  generation semisubmersible and the "J. W. McLEAN", a second-generation semisubmersible to the fleet, contributed to the increased operating revenues in the second quarter of 1996.

     Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues. The continuation of personnel on board and equipment maintenance is generally still necessary when the Company's drilling units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's drilling units and the mix of labor between expatriates and nationals as stipulated in the drilling contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the drilling unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed in accordance with the Company's preventive maintenance program. Operating expenses for a drilling unit are typically deferred or capitalized as appropriate during periods of mobilization, contract preparation, major upgrades or conversions.

     The $5.1 million decrease in operating expenses for the three months ended June 30, 1996 as compared to the same period in 1995 is primarily due to the sale of the "D. K. McINTOSH" in 1996 and reduced expenses associated with several drilling units. In particular, operating expenses for the sold rig decreased as a result of the recognition of a $3.5 million gain on the sale in the second quarter of 1996. Also, the "RON TAPPMEYER" and the "HARVEY H. WARD" incurred reduced operating expenses for the second quarter of 1996 as the drilling units operated in less expensive operating areas as compared to the second quarter of 1995 when the rigs operated in Australia, a relatively more expensive operating area. Additional decreases occurred on the "HARVEY H. WARD" due to significantly lower levels of contract preparation and mobilization amortization in the second quarter of 1996. The "M.G. HULME, JR."
  incurred reduced operating expenses due to the 1996 capitalization of expenses related to major upgrades. Further, management fees for the "PAUL B. LOYD, JR." effectively decreased since the management contract previously held by Sonat Offshore Drilling Inc. expired in December 1995 and is now held by a subsidiary of the Company. As an offset to these operating expense reductions, the Company had increases in operating expenses for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 due to the addition of the "IOLAIR" to the fleet and increased lease expense associated with the sale/lease-back of the "M. G. HULME, JR.".

     General & administrative expense for the three months ended June 30, 1996 included a $.6 million charge related to severance benefits for a key executive whose employment was terminated during the period. See Note B of Notes to Consolidated Financial Statements.

     Other, net for the three months ended June 30, 1996 included $1.2 million of expenses associated with the business combination discussions with Transocean AS.

     Income tax expense increased for the three months ended June 30, 1996 as compared to the same period in 1995 primarily due to a change in the Company's foreign geographic areas of operations.

  FORWARD LOOKING STATEMENTS AND ASSUMPTIONS

     This Quarterly Report on Form 10-Q may contain or incorporate by reference certain forward-looking statements, including by way of illustration and not of limitation, statements relating to liquidity, revenues, expenses, margins and contract rates and terms. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward-looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in come cases be subject to rapid and material changes. Such assumptions include the contract status of the Company's drilling units, general market conditions prevailing in the offshore drilling industry (including daily rates and utilization) and various other trends affecting the offshore drilling industry, including world oil prices, the exploration and development programs of the Company's customers, the actions of the Company's competitors and economic conditions generally.

                          PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings

     LITIGATION - The Company is one of the defendants in certain litigation brought in July 1984 by the Cheyenne-Arapaho Tribes of Oklahoma in the U.S. District Court for the Western District of Oklahoma, seeking to set aside two communitization agreements with respect to three leases involving tribal lands in which the Company previously owned interests and to have those leases declared expired. In June 1989, the U.S. District Court entered an interim order in favor of the plaintiffs. On appeal, the U.S. Court of Appeals for the Tenth Circuit upheld the decision of the trial court and petitions for rehearing of that decision were denied. Petitions for writs of certiorari filed by the parties with the U.S. Supreme Court have been denied, and the case has been remanded to the trial court for determination of damages. In June 1996, this matter was settled, and the litigation was dismissed with prejudice, without significant financial statement impact.

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

  Item 4. Results of Votes of Security Holders

        At the annual meeting of stockholders of Reading & Bates Corporation, held on May 14, 1996, three Class II directors were elected by a vote of common stock shareholders, as outlined in the Company's Proxy Statement relating to the annual meeting. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement and all of such nominees were elected, with 55,089,331, 55,089,327 and 55,087,752 votes for each of Mr.
  Kalborg, Mr. Laqueur and Mr. McLean, respectively, and 230,786, 230,790 and 232,365 votes withheld from each of such nominees, respectively. In addition one proposal was voted upon to ratify and approve the appointment of Arthur Andersen LLP as independent public accountants for the Company for its fiscal year 1996, with 55,192,635 votes for the proposal, 75,251 votes against the proposal and 52,231 abstentions.

  Item 6(a).  Exhibits

        Exhibit 11 - Computation of Net Income (Loss) Per Common Share, Primary and Fully Diluted.

        Exhibit    15 - Letter   regarding   unaudited   interim   financial
        information.

        Exhibit 27 - Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

  Item 6(b). Reports on Form 8-K

        There were eleven Current Reports on Form 8-K filed during the three months ended June 30, 1996. A Current Report on Form 8-K was: filed April 3, 1996 disclosing the Company's receipt of a letter of intent from BP Exploration for the continued utilization of the "PAUL
     B. LOYD, JR."; filed April 15, 1996 disclosing the Company's first quarter 1996 earnings; filed May 7, 1996 disclosing the confirmation of a proposal to Transocean regarding a combination of the Company and Transocean, and the receipt of a letter of intent from BP Exploration for a long-term contract for the "HENRY GOODRICH"; filed May 7, 1996 disclosing the submission of a letter to Transocean revising the terms of the proposal to combine the Company and Transocean; filed May 10, 1996 disclosing the Company's intent to press forward with the combination of the Company and Transocean despite lack of support from Transocean's board of directors and a clarification of the Company's position with respect to the Company's proposal to acquire Transocean; filed May 13, 1996 disclosing a fact sheet with respect to the Company's proposal to acquire Transocean; filed May 21, 1996 disclosing the Company's receipt of a letter of intent from Statoil, Den norske stats oljeselskap a.s. for the utilization of the "J.W. McLEAN", formerly "RIG 42" for a development program offshore Ireland; filed June 5, 1996 disclosing that the Company was suspending its efforts to acquire Transocean; filed June 6, 1996 disclosing that the Company has reached an agreement with Britoil (Beta) Limited to purchase the floating production storage and shuttle vessel "SEILLEAN"; filed June 10, 1996 disclosing that Steven A. Webster of Falcon Drilling Company, Inc. ("Falcon") resigned as a member of the Company's Board of Directors and that Paul B. Loyd, Jr. of the Company resigned from Falcon's board of directors as a result of both companies possibly becoming competitors in the future; and filed June 24, 1996 disclosing the extended commitment of the "JIM CUNNINGHAM" with Elf Exploration Angola.


                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    READING & BATES CORPORATION


  Date: July 22, 1996               By /s/T. W. Nagle
                                       ------------------------
                                       T. W. Nagle
                                       Executive Vice President,
                                       Finance and Administration
                                       (Principal Financial and Accounting
                                       Officer)


                                 EXHIBIT INDEX
  Exhibit
  Number                Description


  11      Computation  of Net  Income (Loss) Per  Common Share, Primary and
          Fully Diluted.

  15      Letter re:  unaudited interim financial information.

  27 Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)