Form 10-Q
period 1996-09-30
READING & BATES CORP
filed 1996-10-25
CIK 82329

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)
   (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996
                                       or
   (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


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



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


           NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                         AT OCTOBER 15, 1996 : 71,222,261

=============================================================================


                         PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Company or Group of Companies for Which Report is Filed:

                  Reading & Bates Corporation and Subsidiaries

  The financial statements for the three and nine month periods ended September 30, 1996 and 1995, include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three and nine month periods ended September 30, 1996 included herein have been subjected to a limited review by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1996. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1995.

                          READING & BATES CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                             SEPTEMBER 30,     DECEMBER 31,
                                                 1996              1995
                                             -------------     ------------
                                              (unaudited)
  ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                 $  35,045         $  36,171
     Accounts receivable:
      Trade, net                                  62,695            41,324
      Other                                        5,808             4,815
     Materials and supplies inventory             11,983             8,911
     Other current assets                          3,305             4,567
                                               ---------         ---------
      Total current assets                       118,836            95,788
                                               ---------         ---------
  PROPERTY AND EQUIPMENT:
     Drilling                                    856,890           756,147
     Other                                        43,470            29,898
                                               ---------         ---------
      Total property and equipment               900,360           786,045
     Accumulated depreciation and
      amortization                              (288,265)         (280,440)
                                               ---------         ---------
      Net property and equipment                 612,095           505,605
                                               ---------         ---------
  DEFERRED CHARGES AND OTHER ASSETS                7,720             4,387
                                               ---------         ---------
  TOTAL ASSETS                                 $ 738,651         $ 605,780
                                               =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                                 READING & BATES CORPORATION
                                      AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEET
                                       (in thousands)

                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1996              1995
                                               -------------     ------------
                                                (unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Short-term obligations                       $       -        $   12,000
     Long-term obligations due
      within one year                                17,000            18,333
     Accounts payable - trade                         7,750             3,639
     Accrued liabilities                             20,415            20,518
                                                  ---------         ---------
      Total current liabilities                      45,165            54,490

  LONG-TERM OBLIGATIONS                             176,468            95,040

  OTHER NONCURRENT LIABILITIES                       58,867            51,718

  DEFERRED INCOME TAXES                               3,504             2,977
                                                  ---------         ---------
      Total liabilities                             284,004           204,225
                                                  ---------         ---------
  COMMITMENTS AND CONTINGENCIES

  MINORITY INTEREST                                  43,077            44,504
                                                  ---------         ---------
  STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value                     -             2,985
     Common stock, $.05 par value                     3,557             3,095
     Capital in excess of par value                 370,113           362,910
     Retained earnings (deficit)
      from March 31, 1991                            45,304            (3,017)
     Other                                           (7,404)           (8,922)
                                                  ---------         ---------
      Total stockholders' equity                    411,570           357,051
                                                  ---------         ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 738,651         $ 605,780
                                                  =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                          READING & BATES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30,          SEPTEMBER 30,
                                ---------------------   ---------------------
                                   1996        1995        1996        1995
                                ---------   ---------   ---------   ---------
OPERATING REVENUES              $  76,413   $  54,661   $ 199,303   $ 153,018
                                ---------   ---------   ---------   ---------
COSTS AND EXPENSES:
  Operating expenses               33,880      30,503      90,837      93,648
  Depreciation                      8,684       7,786      23,992      22,599
  General and administrative        5,411       3,686      15,395      12,121
                                ---------   ---------   ---------   ---------
    Total costs and expenses       47,975      41,975     130,224     128,368
                                ---------   ---------   ---------   ---------
OPERATING INCOME                   28,438      12,686      69,079      24,650
                                ---------   ---------   ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense, net of
   capitalized interest            (3,362)     (3,944)     (9,786)    (11,697)
  Interest income                     551         498       1,534       1,403
  Other, net                         (706)       (272)     (1,864)       (954)
                                ---------   ---------   ---------   ---------
    Total other income
      (expense)                    (3,517)     (3,718)    (10,116)    (11,248)
                                ---------   ---------   ---------   ---------
INCOME BEFORE INCOME TAX EXPENSE
  AND MINORITY INTEREST            24,921       8,968      58,963      13,402

INCOME TAX EXPENSE (BENEFIT)        1,097        (193)      3,369       1,539
                                ---------   ---------   ---------   ---------
INCOME AFTER INCOME TAX EXPENSE
 AND BEFORE MINORITY INTEREST      23,824       9,161      55,594      11,863

MINORITY INTEREST                  (1,179)        (61)     (3,642)       (700)
                                ---------   ---------   ---------   ---------
NET INCOME                         22,645       9,100      51,952      11,163

DIVIDENDS ON PREFERRED STOCK        1,206       1,212       3,631       3,642
                                ---------   ---------   ---------   ---------
NET INCOME APPLICABLE TO
  COMMON STOCKHOLDERS           $  21,439   $   7,888   $  48,321   $   7,521
                                =========   =========   =========   =========
PRIMARY NET INCOME PER
  COMMON SHARE                  $     .34   $     .13   $     .78   $     .13
                                =========   =========   =========   =========
FULLY DILUTED NET INCOME
  PER COMMON SHARE              $     .32   $     n/a   $     .74   $     n/a
                                =========   =========   =========   =========

The accompanying notes are an integral part of the consolidated financial statements.


                          READING & BATES CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    -----------------------
                                                       1996         1995
                                                    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $   51,952   $   11,163
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation                                       23,992       22,599
     Loss (gain) on dispositions of
      property and equipment                            (5,585)         323
     Recognition of deferred expenses                    2,655        6,640
     Minority interest in income of
      consolidated subsidiaries                          3,642          700
     Changes in assets and liabilities:
      Accounts receivable, net                         (21,891)      (6,320)
      Materials and supplies inventory                  (2,364)      (1,493)
      Deferred charges and other assets                 (4,477)      (5,689)
      Accounts payable - trade                           1,972       (8,040)
      Accrued liabilities                                  500       (2,790)
      Accrued interest                                   3,558        4,246
      Deferred mobilization revenue                      5,995            -
      Income taxes                                        (810)           -
      Deferred income taxes                                527          (98)
      Other, net                                         2,532        1,015
                                                    ----------   ----------
       Net cash provided by operating activities        62,198       22,256
                                                    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions of property and equipment                 8,973          603
  Purchases of property and equipment                 (133,883)     (33,450)
  Business acquisitions                                      -         (400)
  Increase in investments in and advances
   to unconsolidated investees                            (516)        (552)
                                                    ----------   ----------
     Net cash used in investing activities            (125,426)     (33,799)
                                                    ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) proceeds on short-term obligations    (12,000)       1,050
  Net proceeds from revolving credit facility           91,000            -
  Proceeds from long-term obligations                        -       25,000
  Principal payments on long-term obligations          (12,500)     (20,970)
  Exercise of stock options                              4,352        2,149
  Dividends paid on preferred stock                     (3,631)      (3,642)
  Distribution to minority shareholders
   of consolidated subsidiaries                         (5,119)           -
                                                    ----------   ----------
    Net cash provided by financing activities           62,102        3,587
                                                    ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,126)      (7,956)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        36,171       42,319
                                                    ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   35,045   $   34,363
                                                    ==========   ==========
Supplemental Cash Flow Disclosures:
  Interest paid                                     $    7,400   $    8,346
  Income taxes paid                                 $    3,523   $    2,339
  Noncash investing activities:
   Purchase of property and equipment
    in exchange for debt                            $    2,139   $   24,708

The accompanying notes are an integral part of the consolidated financial statements.


                        READING & BATES CORPORATION
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

  A)    SIGNIFICANT ACCOUNTING POLICIES

               CAPITALIZED INTEREST - The Company capitalizes interest applicable to the acquisition, exploration and development of offshore oil and gas properties as a cost of such assets. Interest capitalized for the three and nine month periods ended September 30, 1996 was $.8 million and $2.0 million, respectively and is shown net of interest expense in the Consolidated Statement of Operations. No interest was capitalized during the three and nine month periods ended September 30, 1995.

               FOREIGN CURRENCY TRANSACTIONS - In the third quarter of 1996, the Company entered into a short-term foreign exchange forward contract to hedge a firm commitment relating to the purchase of equipment. This contract is intended to reduce currency risk from exchange rate movements. Gains and losses are deferred and accounted for as part of the underlying transaction. At September 30, 1996, the Company had outstanding forward exchange contracts to purchase Danish kroner totaling approximately $8.2 million.

               NET INCOME PER COMMON SHARE - Primary net income per common share is computed by dividing net income, after deducting the preferred stock dividend, by the weighted average number of common shares outstanding during the period. Fully diluted net income per common share assumes the conversion of the preferred stock at the beginning of the period and is computed by dividing net income by the weighted average number of common shares outstanding during the period and the additional shares from the assumption of the conversion of the preferred stock. The effects of common equivalent shares were immaterial for all periods presented and, accordingly, no adjustment was made for these common equivalent shares.

               RECLASSIFICATION  -  Certain  prior  period  amounts  in  the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income or the overall financial condition of the Company.

  B)    COMMITMENTS AND CONTINGENCIES

               COMMITMENTS - In June 1996, the Company entered into an agreement to purchase the floating production storage and shuttle vessel, the "SEILLEAN" for approximately $42.2 million. In September 1996, the Company finalized the agreement and took delivery of the vessel.

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

               EMPLOYMENT  CONTRACTS  -  The  Company  has  committed  under employment contracts  to provide  each of  two  key executives  with severance benefits (the aggregate of such benefits to both executives amounting to approximately $3.7 million) which vest in September 2003 or earlier if an entity in which each such executive has an interest reduces its ownership of the Company's common stock below a specified level and such executive gives notice of termination of his employment in accordance with the terms of his employment contract. The Company amortizes the cost of the severance benefits over the ten year period from September 1993 to September 2003, unless the relevant reduction of stock ownership and termination of employment contract occurs prior to September 2003 in which case the unamortized severance cost would be expensed. In the second quarter of 1996, one of the two key executives gave such notice of termination following the relevant reduction of stock ownership by the entity in which he had an interest. In the same period, the Company paid the key executive severance benefits in accordance with his employment contract and expensed the related unamortized severance cost of approximately $.6 million. The unaccrued severance benefits for the remaining key executive at September 30, 1996 was approximately $2.0 million.

  C)    OTHER NONCURRENT LIABILITIES

                The components of "OTHER NONCURRENT LIABILITIES" were as follows (in thousands):

                                               September 30,     December 31,
                                                  1996               1995
                                               -------------     ------------
       Postretirement benefit obligations        $  15,727        $  15,993
       Accrued interest expense related to the
        8% Senior Subordinated Convertible
        Debentures due December 1998                11,523           10,410
       Deferred mobilization revenue                 5,994                -
       Gain on sale of drilling unit                 6,648            7,229
       Foreign income taxes                          6,004            5,893
       Net liabilities associated with
        discontinued operations                      6,351            5,818
       Pension obligations                           4,767            5,090
       Other                                         1,853            1,285
                                                 ---------        ---------
         Total                                   $  58,867        $  51,718
                                                 =========        =========

                The Company recorded deferred mobilization revenue as a result of receiving a partial payment of a mobilization fee in advance for one of its drilling units which is currently mobilizing from one operating area to another.

  D)    CAPITAL SHARES

                CONVERTIBLE PREFERRED STOCK - On August 5, 1996, the Company announced it would redeem all of the outstanding shares of its $1.625 Convertible Preferred Stock, par value $1.00 per share (the "Preferred Stock"), on September 30, 1996 at the redemption price of $26.1375 per share. However, the majority of the Preferred Stock outstanding was converted into approximately 8.6 million shares of the Company's common stock on or before September 30, 1996 and on September 30, 1996 approximately 1,041 shares were redeemed by the Company.



                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To the Board of Directors and Stockholders
  Reading & Bates Corporation


        We have reviewed the accompanying consolidated balance sheet of Reading & Bates Corporation (a Delaware corporation) and Subsidiaries as of September 30, 1996, and the related consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and the consolidated statement of cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

  Houston, Texas
  October 11, 1996




  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company intends to continue to modernize and expand its fleet in order to meet the requirements of competitive conditions in the offshore drilling industry and the changing needs of its customers. In this regard, the Company made significant capital expenditures, $133.9 million, in the first nine months of 1996 primarily related to capital upgrades to the fleet to fulfill obligations under existing contracts or to improve the marketability of certain of the Company's offshore units. Also in this regard, the Company has from time to time in the past engaged in, and currently continues to engage in, preliminary discussions with other industry participants with respect to business combinations that would potentially strengthen its competitive position in the offshore drilling industry. Moreover, the Company continues to consider the selective acquisition of existing rigs, directly or through business combination transactions.

     In October 1995, the Company purchased an approximate 20% working interest in the Green Canyon 254 Allegheny oil and gas development project in the U.S. Gulf of Mexico from the operator, Enserch Exploration, Inc. ("Enserch"). Mobil Exploration & Producing Inc., an affiliate of Mobil Corporation, has a 40% working interest in the project. Enserch retained the remaining 40% working interest. The Company has been contracted by Enserch to provide "RIG 41" which may be used to drill the development wells, and the Company or one of its affiliates may act as contractor in the conversion of a second-generation semisubmersible rig to a floating production vessel (FPV). Originally, the Company's third-generation semisubmersible, the "M.G. HULME, JR.", had been contracted for three years to drill the development wells upon completion of an upgrade of the unit and it was expected that the working interest owners would utilize the Company's "RIG 41" for the FPV conversion project. However, at the Company's request, Enserch released the "M.G. HULME, JR." from its three year contract and the working interest owners purchased a different second-generation semisubmersible rig for the FPV conversion project. "RIG 41" has now been contracted to Enserch for a one year contract upon completion of an upgrade of the unit for drilling operations in up to 3,300 feet of water. As of September 30, 1996, the Company had
  accumulated  costs   related  to   its  ownership   in  such   project  of
  approximately $36.4 million. In July 1996, the Company entered into an agreement with Shell Offshore Inc. to drill an appraisal well at the Company's expense in Shell's East Boomvang prospect in the Gulf of Mexico, and if the results are positive the Company will earn a working interest and proceed with the development of the field. The estimated cost to drill the appraisal well is approximately $8.0 million, and the Company currently expects to commence drilling operations in early 1997. The Company continues to consider selective expansion in the floating production market through additional management contracts, alliances with other companies, the acquisition of floating production equipment, and/or participation in field development projects.

     In April 1996, the Company sold its mat-supported jackup drilling unit, the "D. K. McINTOSH", for $8.5 million in cash and recognized a gain on the sale in the second quarter of 1996 of approximately $3.5 million. The gain appears as an offset to operating expenses in the Consolidated Statement of Operations.

     In September 1996, the Company purchased the floating production storage and shuttle vessel, the "SEILLEAN", for approximately $42.2 million. The vessel was built in 1990 for extended well testing, early production and life of field production and is currently working in the U.K. sector of the North Sea. The vessel will remain under its current operational contract which is anticipated to have a remaining term of approximately 1.5 years, subject to earlier cessation of production from the field in which the vessel is operating.

     In April 1996, the Company increased its credit facility agreement with Christiania Bank og Kreditkasse (the "CBK Facility") from $55 million (inclusive of up to a $10 million letter of credit facility) to $100 million (inclusive of up to a $20 million letter of credit facility). In July 1996, the Company increased the CBK Facility to $140 million (inclusive of up to a $20 million letter of credit facility). The current CBK Facility is collateralized by vessel mortgages on nine of the drilling units owned by the Company and related assignments of insurance and earnings. The Company is currently negotiating a further substantial increase/refinancing of this facility, which could result in a charge to earnings in the fourth quarter of 1996 of approximately $1.0 million as the result of the expense of unamortized financing costs. Such amount is included in "Deferred Charges and Other Assets" as of September 30, 1996.

     On August 5, 1996, the Company announced it would redeem all of the outstanding shares of its $1.625 Convertible Preferred Stock, par value $1.00 per share (the "Preferred Stock"), on September 30, 1996 at the redemption price of $26.1375 per share. However, the majority of the Preferred Stock outstanding was converted into approximately 8.6 million shares of the Company's common stock on or before September 30, 1996 and on September 30, 1996 approximately 1,041 shares were redeemed by the Company.

     In the third quarter of 1996, the Company entered into a short-term foreign exchange forward contract to hedge a firm commitment relating to the purchase of equipment. This contract is intended to reduce currency risk from exchange rate movements. Gains and losses are deferred and accounted for as part of the underlying transaction. At September 30, 1996, the Company had outstanding forward exchange contracts to purchase Danish kroner totaling approximately $8.2 million.

     Liquidity of the Company should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers' expectations, budgets, and drilling plans occur. These fluctuations can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. As of September 30, 1996, approximately $12.8 million of total consolidated cash and cash equivalents of $35.0 million are restricted from the Company's use outside of Arcade Drilling AS, a majority owned subsidiary of the Company. The Company received $10.6 million in the first quarter of 1996 with respect to a distribution to stockholders declared by Arcade Drilling AS. The Company's trade receivables at September 30, 1996 have increased from December 31, 1995 primarily as a result of increased revenues. The Company's management currently expects that its cash flow from operations, in combination with cash on hand and other sources, including new debt, new equity, asset disposals and/or by proper scheduling of its planned capital or other expenditures, will be sufficient to satisfy the Company's 1996 and 1997 working capital needs, planned investments, capital expenditures on its existing fleet, debt, lease and other payment obligations.


  MATERIAL CHANGES IN RESULTS OF OPERATIONS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED
                    TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     The Company's net income for the nine months ended September 30, 1996 was $52.0 million ($.78 per share after preferred stock dividends of $3.6 million) compared with net income of $11.2 million ($.13 per share after preferred stock dividends of $3.6 million) for the same period of 1995. Income from operations for the nine months ended September 30, 1996 was $69.1 million compared to income from operations of $24.7 million in 1995. The Company's fleet utilization for the nine months ended September 30, 1996 and 1995 was 91% and 85%, respectively.

     Operating revenues are primarily a function of dayrates and utilization. The $46.3 million increase in operating revenues for the nine months ended September 30, 1996 over the same period in 1995 is due to increased dayrates and utilization of the semisubmersible fleet and increased dayrates of the jackup fleet. Average dayrates for the Company's fourth-generation semisubmersible fleet, third-generation semisubmersible fleet, and jackup fleet increased 39.7%, 30.3%, and 8.5%, respectively, for the nine months ended September 30,1996 as compared to the same period in 1995, which accounted for the largest part of the increase in operating revenues. Also, the addition of the "IOLAIR", a third-generation semisubmersible, the "J. W. McLEAN", a second-generation semisubmersible, and the "SEILLEAN", a floating production storage and shuttle vessel, to the fleet contributed to the increase in operating revenues in the first nine months of 1996. A decrease in the average dayrates earned by the Company's two tenders slightly offset the improvements contributed by the semisubmersible and jackup fleets.

     Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues. The continuation of personnel on board and equipment maintenance is generally still necessary when the Company's offshore units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's offshore units and the mix of labor between expatriates and nationals as stipulated in the operating contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the offshore unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed in accordance with the Company's preventive maintenance program. Operating expenses for an offshore unit are typically deferred or capitalized as appropriate during periods of mobilization, contract preparation, major upgrades or conversions.

     The $2.8 million decrease in operating expenses for the nine months ended September 30, 1996 as compared to the same period in 1995 is primarily due to the sale of the "D. K. McINTOSH" in 1996 and reduced expenses associated with several drilling units. In particular, operating expenses for the sold rig decreased as a result of the recognition of a $3.5 million gain on the sale in the first nine months of 1996. Also, the "RON TAPPMEYER" and the "HARVEY H. WARD" incurred reduced operating expenses during the first nine months of 1996 as the drilling units operated in less expensive operating areas as compared to the first nine months of 1995 when the rigs operated in Australia, a relatively more expensive operating area. Additional decreases occurred on the "HARVEY
  H. WARD" due to significantly lower levels of contract preparation and mobilization amortization, and on the "RON TAPPMEYER" due to the capitalization of expenses related to a major upgrade in the first nine months of 1996. Further, management fees for the "PAUL B. LOYD, JR." effectively decreased since the management contract previously held by Sonat Offshore Drilling Inc. expired in December 1995 and is now held by a subsidiary of the Company. As an offset to these operating expense reductions, the Company had increases in operating expenses for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 due to the addition of the "IOLAIR" and the "J. W. McLEAN" to the fleet and increased lease expense associated with the sale/lease-back of the "M. G. HULME, JR.".

     General & administrative expense increased for the nine months ended September 30, 1996 as compared to the same period in 1995 primarily due to increases in payroll and related expenses associated with employee incentive plans. In addition, 1996 includes a $.6 million charge related to severance benefits for a key executive whose employment was terminated during the period. See Note B of Notes to Consolidated Financial Statements.

     Other, net for the nine months ended September 30, 1996 included $1.2 million of expenses associated with the business combination discussions with Transocean AS which were terminated.

     Income tax expense increased for the nine months ended September 30, 1996 as compared to the same period in 1995 primarily due to the increase in the Company's pretax income and a third quarter 1995 resolution of a foreign tax assessment at less than expected costs.

     Minority interest relates primarily to the results of Arcade Drilling and the percentage attributable to stockholders other than the Company. Arcade Drilling reported net income of $14.3 million and $2.5 million for the nine months ended September 30, 1996 and 1995, respectively.


                 THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED
                    TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     The Company's net income for the three months ended September 30, 1996 was $22.6 million ($.34 per share after preferred stock dividends of $1.2 million) compared with net income of $9.1 million ($.13 per share after preferred stock dividends of $1.2 million) for the same period of 1995. Income from operations for the three months ended September 30, 1996 was $28.4 million compared to income from operations of $12.7 million in 1995. The Company's fleet utilization for the three months ended September 30, 1996 and 1995 was 91% and 86%, respectively.

     Operating revenues are primarily a function of dayrates and utilization. The $21.8 million increase in operating revenues for the three months ended September 30, 1996 over the same period in 1995 is primarily due to increased dayrates of the semisubmersible fleet. Average dayrates for the Company's fourth-generation semisubmersible fleet and third-generation semisubmersible fleet increased 49.7% and 30.7%, respectively, for the three months ended September 30, 1996 as compared to the same period in 1995, which accounted for the largest part of the increase in operating revenues. Also, the addition of the "IOLAIR", a third-generation semisubmersible, the "J. W. McLEAN", a second-generation semisubmersible, and the "SEILLEAN", a floating production storage and shuttle vessel, to the fleet contributed to the increased operating revenues in the third quarter of 1996.

     Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues. The continuation of personnel on board and equipment maintenance is generally still necessary when the Company's offshore units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's offshore units and the mix of labor between expatriates and nationals as stipulated in the operating contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the offshore unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed in accordance with the Company's preventive maintenance program. Operating expenses for an offshore unit are typically deferred or capitalized as appropriate during periods of mobilization, contract preparation, major upgrades or conversions.

     The $3.4 million increase in operating expenses for the three months ended September 30, 1996 as compared to the same period in 1995 is primarily due to the addition of the "IOLAIR", the "J. W. McLEAN", and the "SEILLEAN" to the fleet and increased lease expense associated with the sale/leaseback of the "M. G. HULME, JR.". These increases were partially offset by decreased expenses on the "HARVEY H. WARD" due to operations in a less expensive operating area in the third quarter of 1996 as compared to the third quarter of 1995 when the rig operated in Australia, a relatively more expensive operating area, and significantly lower levels of contract preparation and mobilization amortization in the third quarter of 1996. Additionally, the "M.G. HULME, JR." and the "RON TAPPMEYER"
  incurred reduced operating expenses due to the 1996 capitalization of expenses related to major upgrades. Further, management fees for the
  "PAUL B. LOYD, JR." effectively decreased since the management contract previously held by Sonat Offshore Drilling Inc. expired in December 1995 and is now held by a subsidiary of the Company.

     General & administrative expense increased for the three months ended September 30, 1996 as compared to the same period in 1995 primarily due to increases in payroll and related expenses associated with employee incentive plans.

     Income tax expense increased for the three months ended September 30, 1996 as compared to the same period in 1995 primarily due to the increase in the Company's pretax income and a third quarter 1995 resolution of a foreign tax assessment at less than expected costs.

     Minority interest relates primarily to the results of Arcade Drilling and the percentage attributable to stockholders other than the Company. Arcade Drilling reported net income of $4.6 million and $.1 million for the three months ended September 30, 1996 and 1995, respectively.

  FORWARD LOOKING STATEMENTS AND ASSUMPTIONS

     This Quarterly Report on Form 10-Q may contain or incorporate by reference certain forward-looking statements, including by way of illustration and not of limitation, statements relating to liquidity, revenues, expenses, margins and contract rates and terms. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward-looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material changes. Such assumptions include the contract status of the Company's offshore units, general market conditions prevailing in the offshore drilling industry (including daily rates and utilization) and various other trends affecting the offshore drilling industry, including world oil prices, the exploration and development programs of the Company's customers, the actions of the Company's competitors and economic conditions generally.


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


  Item 6(a).  Exhibits

    Exhibit 11  -  Computation of Net  Income Per Common Share,  Primary and
                    Fully Diluted.

    Exhibit 15  -  Letter    regarding    unaudited     interim    financial
                   information.

    Exhibit 27  -  Financial Data Schedule.  (Exhibit  27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

  Item 6(b). Reports on Form 8-K

        There were six Current Reports on Form 8-K filed during the three months ended September 30, 1996. A Current Report on Form 8-K was: filed July 11, 1996 disclosing the Company's second quarter 1996 earnings; filed July 19, 1996 disclosing the confirmation of one of the Company's Board of Directors, C. Kirk Rhein, Jr. as being a victim of TWA's Flight 800 crash; filed July 31, 1996 disclosing that the Company has entered into an agreement with Shell Offshore Inc. pertaining to the Boomvang prospect in the Gulf of Mexico; filed August 1, 1996 disclosing that the Company has reached an agreement with Enserch Exploration, Inc. for a rig swap arrangement involving "RIG 41" and the "M.G. HULME, JR."; filed August 5, 1996 disclosing the Company's notice to redeem all of the outstanding shares of its $1.625 Convertible Preferred Stock on September 30, 1996; filed September 10, 1996 disclosing the Company's award from Norcen Explorer, Inc. of a one year rig usage drilling contract for the "M.G. HULME, JR.".


                                  SIGNATURE




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                READING & BATES CORPORATION


  Date: October 25, 1996                        By  /s/T. W. Nagle
                                                    -----------------------
                                                    T. W. Nagle
                                                    Executive Vice President,
                                                    Finance and Administration
                                                    (Principal Financial and
                                                    Accounting Officer)




                                 EXHIBIT INDEX
  Exhibit
  Number                Description


  11        Computation of Net Income Per Common Share, Primary and Fully
            Diluted.

  15        Letter re:  unaudited interim financial information.

  27 Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)