Form 10-K
period 1996-12-31
READING & BATES CORP
filed 1997-03-21
CIK 82329

========================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K
   (Mark One)
     _X_     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended December 31, 1996
                                OR
     ___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ___________ to ___________.

                            Commission File No. 1-5587

                            READING & BATES CORPORATION
              (Exact name of registrant as specified in its charter)

              Delaware                                73-0642271
      (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)            Identification No.)


           901 Threadneedle, Suite 200, Houston, TX           77079
          (Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code   281-496-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of Each Exchange
     Title of Each Class                        on Which Registered
     -------------------                        ---------------------
    Common Stock, $.05 par value                New York Stock Exchange
                                                Pacific Stock Exchange

    Preferred Share Purchase Rights             New York Stock Exchange
                                                Pacific Stock Exchange

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes _X_  No___

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

             AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
             NONAFFILIATES ON FEBRUARY 28, 1997 - $1,705,026,327

                 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                      ON FEBRUARY 28, 1997 - 72,044,517

                     DOCUMENTS INCORPORATED BY REFERENCE
     1) Proxy Statement for Annual Meeting of Stockholders to be held on May 13, 1997 - Part III

   =========================================================================

                         TABLE OF CONTENTS

                              PART I

   Item 1.  Business   . . . . . . . . . . . . . . . . . . . . . . . . .
   Item 2.  Properties   . . . . . . . . . . . . . . . . . . . . . . . .
   Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .
   Item 4.  Submission of Matters to a Vote of Security Holders  . . . .

                              PART II

   Item 5.  Market for the Registrant's Common Stock and
              Related Stockholder Matters  . . . . . . . . . . . . . . .
   Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . .
   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations    . . . . . . . . . .
   Item 8.  Financial Statements and Supplementary Data  . . . . . . . .
   Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure  . . . . . . . . . . .

                             PART III

   Item 10. Directors and Executive Officers of the Registrant . . . . .
   Item 11. Executive Compensation   . . . . . . . . . . . . . . . . . .
   Item 12. Security Ownership of Certain Beneficial
              Owners and Management  . . . . . . . . . . . . . . . . . .
   Item 13. Certain Relationships and Related Transactions . . . . . . .

                              PART IV

   Item 14. Exhibits, Financial Statements and Reports on Form 8-K   . .

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

==============================================================================

                 READING & BATES CORPORATION AND SUBSIDIARIES
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     FOR THE YEAR ENDED DECEMBER 31, 1996

                                    PART I

Item 1. Business and Item 2. Properties

Business Developments
      Reading & Bates Corporation was incorporated in 1955 under the laws of the State of Delaware. Unless the context otherwise indicates, the term "Company" herein refers to the total business conducted by the Company and its subsidiaries.

      The Company provides contract drilling and other related services in major offshore oil and gas producing areas worldwide. The Company began as one of the first offshore contract drillers in 1956, and considers itself one of the most experienced offshore drilling contractors in the world. The Company's mobile offshore fleet currently consists of three fourth-generation and two third-generation semisubmersible drilling units, a third-generation deepwater semisubmersible support vessel, two second-generation semisubmersible drilling units, nine international-class 300-foot cantilever jack-ups, two self-erecting tenders and one floating production vessel.

      The Company's fleet is internationally diversified. Three of the Company's drilling units are located in the Gulf of Mexico. The remainder of the Company's units are located in various parts of the world, including in waters offshore Angola, Australia, Egypt, India, Indonesia, Ireland, Italy, the Netherlands, Nigeria, and the United Kingdom.

      The  Company  has  acquired and  sold  certain assets.    See "FINANCIAL
CONDITION" under Item 7 for discussions of  such acquisitions and sales.

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

      On May 3, 1996, the Company announced that it had made a proposal to Transocean Offshore ASA ("Transocean") regarding a combination of the two companies in a transaction that would have entitled each of Transocean's shareholders to receive 1.245 shares of the Company's common stock for each share of Transocean common stock. Sonat Offshore had also announced that they had made a proposal to combine with Transocean. On May 7, 1996, the proposal was revised to entitle each of Transocean's shareholders to receive 1.28 shares of the Company's common stock for each share of Transocean common stock. However, on June 4, 1996, the Company announced it was suspending its efforts to pursue a business combination with Transocean unless it could be done on terms that were clearly beneficial to the Company's shareholders. In September 1996, Sonat Offshore completed a business combination transaction with Transocean. The combined entity is now called Transocean Offshore Inc.

       The Company remains willing to engage in discussions regarding possible business combinations that would potentially strengthen its competitive position in the offshore drilling industry, appropriately reflect the underlying value of the Company and maximize shareholder value.

      In 1994, as part of the Company's strategy of geographic diversification and increasing participation in the fourth-generation semisubmersible sector of the offshore drilling market, the Company significantly increased its ownership in Arcade Drilling AS ("Drilling"), a Norwegian company which owns the fourth-generation semisubmersibles "HENRY GOODRICH" and "PAUL B. LOYD, JR.". A 1994 transaction, which included the Company selling its entire ownership in Arcade Shipping AS ("Shipping") and purchasing from Shipping its entire ownership in Drilling, increased the Company's ownership in Drilling to 68.1%. As of December 31, 1996, the Company had acquired approximately 74.4% of the outstanding stock of Drilling, at an accumulated cost of approximately $102.9 million net of a $10.6 million distribution to the Company declared by Drilling in the first quarter of 1996. See Note B of Notes to Consolidated Financial Statements and "FINANCIAL CONDITION - Arcade Acquisition" under Item 7.

Mobile Offshore Unit Descriptions

      Mobile offshore drilling units consist of a hull, positioning equipment and drilling equipment. The design of a drilling unit determines the marine environment in which it can operate. The drilling equipment determines the drilling operations which a drilling unit is capable of performing and is principally comprised of hoisting equipment, power plant, fluid handling systems, well control apparatus and a means of rotating the drill string and tubulars. A drilling unit also has living quarters, cranes, a heliport and material storage facilities.

      Although the Company's fleet consists of jack-ups, semisubmersibles, drilling tenders, a support vessel, and a floating production vessel, there are several other types of units that compete with the Company's units for contracts. The major categories of units include the following:

     1. Jack-Up Rigs. Jack-up rigs are mobile self-elevating drilling platforms equipped with legs which can be lowered to the ocean floor until a foundation is established to support the drilling platform which is then jacked further up the legs so it is above the highest expected waves. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may have a lower hull ("mat") attached to the bottom of them in order to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harder or uneven seabed conditions. Jack-up rigs may be designed to operate in a maximum water depth of approximately 400 feet (however, most jack-up rigs have a lesser water depth capability). Some jack-up rigs may drill in water depths as shallow as ten feet. The water depth limit of a particular rig is determined by design limitations, the length of the rig's legs and the operating environment. Moving a rig from one drill site to another involves jacking the hull down into the water until it is afloat and then jacking up its legs with the hull floating on the surface of the water. The hull is then towed to the new drilling site by tugs and the legs are then jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water, preloaded with sea water and elevated to a level that provides a final air gap above the effects of the sea. Drilling operations are then conducted with the hull in its raised position. A cantilever jack-up has a feature which allows the drill floor to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Certain cantilever jack-up rigs have "skid-off" capability, which allows the derrick equipment set to be skidded onto an adjacent platform, thereby increasing the operational capability of the rig. Slot type jack-up rigs are configured for the drilling operations to take place through a slot in the hull. Slot type rigs are usually used for exploratory drilling, in that their configuration makes them difficult to position over existing platforms or structures.

     2. Semisubmersible Rigs. Semisubmersible rigs are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that the lower hulls, or pontoons, are below the water surface during drilling operations. The rig is "semi-submerged", remaining afloat, in a position in which the lower hull is about 60-80 feet below the water line and the upper deck protrudes well above the surface. The upper deck is attached to the pontoons by columns. These rigs maintain their position over the well through the use of an anchoring system or computer controlled thruster system. They have lower wave-induced motions than other types of floating units because of their geometry at the water line. Some semisubmersible rigs are designed to work in water depths up to 6,000 feet. Some are self-propelled and move between locations under their own power when afloat on the pontoons; however, most semisubmersible rigs are relocated with the assistance of tugs. Some semisubmersible rigs are capable of operating in the "submersible" mode, sitting on the bottom in water depths of approximately 40 to 50 feet.

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

     4. Self-Contained Platform Rigs. Platform rigs consist of drilling equipment, power generation machinery and quarters arranged in modular packages which are transported to and assembled, using derrick barges, on fixed offshore platforms provided by the customer. Upon completion of drilling operations, the rig is disassembled and moved to another location. Platform rigs are typically used for development drilling and workover operations. Fixed offshore platforms are steel tower-like structures which stand on the sea floor, with the top portion, or deck, being above the water level and providing the site for the platform rig. Platform rigs are dependent on the availability of derrick barges, or other lifting assistance, and transport barges.

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

     8.   Floating  Production  Vessels.    Floating  production  vessels  are
          equipped for oil production, processing and storage. The oil produced is discharged either to tankers by means of an offloading facility on the vessel as on a floating production storage and offloading (FPSO) vessel or the vessel is deployed to a shore terminal for discharge as on a floating production storage and shuttle (FPSS) vessel. These vessels hold their position through the use of either a computer controlled thruster system or an anchoring system and can operate in various water depths. The moored vessels may be spread moored or be equipped with a mooring turret, depending on the environmental conditions.

      There are several factors that determine the type of offshore drilling unit most suitable for performing a particular drilling contract. The most significant factors are the marine environment and water depth. Seabed conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, the intended well depth, variable load requirements and well control equipment requirements (i.e. high pressure and high temperature wells) are other important factors. Thus, the market tends to be segmented and considerable variation in utilization and dayrates often exists for various drilling units as a function of demand for their capabilities.

The Company's Fleet

      At March 1, 1997, all of the Company's twenty mobile offshore units were operating or committed under contract. Eight of the contracts expire prior to the end of 1997 with twelve contracts extending past 1997. The Company's fleet currently operates pursuant to contracts having anticipated durations from less than one year to up to three years. The number of units working at any given date can fluctuate considerably. No representation can be made with respect to the continuance of current utilization rates, or the length, conditions or terms of any new contracts or commitments.

      The following table sets forth the types of equipment operated by the Company and the locations and status of such equipment as of March 1, 1997.

                             MOBILE OFFSHORE UNITS

                                 Water     Drilling
                       Year      Depth      Depth
Type and Name      Constructed Capability Capability   Location    Status
                                (expressed in feet)
Fourth-Generation
  Semisubmersibles
 JACK BATES (1)        1986      4,000     30,000   United Kingdom  Committed
 HENRY GOODRICH (2)    1985      2,000     30,000   United Kingdom  Operating
 PAUL B. LOYD, JR. (2) 1987      2,000     25,000   United Kingdom  Operating

Third-Generation
  Semisubmersibles
 JIM CUNNINGHAM (3)    1982      4,600     25,000   Angola          Operating
 M. G. HULME, JR. (4)  1983      3,300     25,000   Gulf of Mexico  Operating
 IOLAIR (5)            1982      2,000          -   United Kingdom  Operating

Second-Generation
  Semisubmersibles
 RIG 41(1)(6)          1976        660     25,000   Gulf of Mexico  Committed
 J. W. McLEAN (1)(7)   1974      1,500     25,000   Ireland         Committed

Jack-Ups
 F. G. McCLINTOCK
   (1)(8)              1975        300     25,000   Netherlands     Operating
 RON TAPPMEYER (1)     1978        300     25,000   Australia       Operating
 C. E. THORNTON (8)    1974        300     25,000   Nigeria         Operating
 RANDOLPH YOST (1)     1979        300     25,000   Nigeria         Operating
 D. R. STEWART (1)     1980        300     25,000   Italy           Operating
 HARVEY H. WARD (1)    1981        300     25,000   India           Operating
 ROGER W. MOWELL (1)   1982        300     25,000   Italy           Operating
 J. T. ANGEL (1)       1982        300     25,000   India           Operating
 GEORGE H. GALLOWAY
   (1)(8)              1985        300     25,000   Gulf of Mexico  Operating

Drilling Tenders
 CHARLEY GRAVES (1)    1975        400     20,000   Egypt           Committed
 W. D. KENT (1)        1977        400     20,000   Indonesia       Operating

Floating Production
  Vessel
 SEILLEAN (9)          1990        650          -   United Kingdom  Operating

-------------------------------

(1) Subject to a first preferred mortgage in favor of Christiania Bank og Kreditkasse. See Note C of Notes to Consolidated Financial Statements. The "JACK BATES" is scheduled to be upgraded to operate in 4,500 feet of water in the second quarter of 1997.

(2) Unit is owned by Drilling and subject to a first preferred mortgage in favor of The Chase Manhattan Bank, N.A. In February 1996, the "SONAT ARCADE FRONTIER" was renamed the "PAUL B. LOYD, JR.". See Notes B and C of Notes to Consolidated Financial Statements.

(3) Subject to a preferred mortgage in favor of Deep Sea Investors, L.L.C. Such mortgage is additional collateral relating to the sale/lease-back of the "M. G. HULME, JR." (see Note (4) below). The "JIM CUNNINGHAM" was upgraded to operate in 4,600 feet of water in 1996.

(4) The "M. G. HULME, JR." is accounted for as an operating lease as a result of the sale/lease-back in November 1995. The drilling unit was upgraded to operate in 3,300 feet of water in 1996 and is scheduled to be upgraded to operate in 4,000 feet of water in mid 1997. See Note E of Notes to Consolidated Financial Statements.

(5) In September 1995, the Company purchased the third-generation semisubmersible vessel "IOLAIR". The "IOLAIR" is designed for field support and living accommodations and is expected to be upgraded in 1998 to include a derrick floor and ancillary workover equipment. Subject to a first priority mortgage in favor of BP Exploration Operating Company Limited. See Note C of Notes to Consolidated Financial Statements.

(6) The second-generation semisubmersible "RIG 41" was purchased by the Company in September 1994 and the drilling unit is currently being upgraded to operate under certain conditions in 3,300 feet of water. Upon completion of the upgrade, estimated to be at the end of the third quarter of 1997, "RIG 41" will commence a one year contract with Enserch Exploration, Inc.

(7) In September 1995, the Company purchased the second-generation semisubmersible drilling unit "J. W. McLEAN". Following major upgrades in 1996 and early 1997, the "J. W. McLEAN" will commence a nineteen month drilling contract with Statoil.

(8) In the third quarter of 1994, the Company purchased certain notes and interests relating to the lease debt outstanding associated with the operating leases of the "GEORGE H. GALLOWAY" and "C.E. THORNTON", and the secured contingent obligations associated with the capital lease of the "F.G. McCLINTOCK". The Company now has title to the "GEORGE H. GALLOWAY" and "F. G. McCLINTOCK". See Note E of Notes to Consolidated Financial Statements.

(9) In September 1996, the Company purchased the floating production storage and shuttle (FPSS) vessel, the "SEILLEAN". The vessel was built for extended well testing, early production and life of field production and is currently working in the U.K. sector of the North Sea. The vessel will remain under its current operational contract on a life of field basis after which time the vessel can continue to be used in its current configuration or it can be modified to a floating production storage and offloading (FPSO) vessel or converted to a dynamically positioned drillship.

      All of the Company's drilling units have top drive units which increase their marketability and dayrates. A top drive unit is a drilling tool which allows drilling with 90-foot lengths of drill pipe rather than 30-foot lengths, thus reducing the number of connections. A top drive unit also permits rotation of the drill string while tripping in and out of the hole. These characteristics increase drilling speed and efficiency and reduce the risk of the drill string sticking during operations, especially during the drilling of highly deviated directional wells which are common in development drilling operations.

      The Company's active semisubmersible drilling units are capable of drilling to depths of 25,000 feet to 30,000 feet in maximum water depths ranging from 1,500 feet to 4,600 feet. The "JACK BATES", the "PAUL B. LOYD, JR." and the "HENRY GOODRICH" are among the most technically advanced "fourth-generation" semisubmersible drilling units in existence. Semisubmersibles are frequently classified into four generations, based primarily on rig capabilities. The fourth-generation classification generally refers to semisubmersibles that have been built since 1984, and have large physical size, harsh environment capability, high variable loads, top drive units, 15,000 psi blowout preventers and superior motion characteristics. There are currently 13 fourth-generation semisubmersibles worldwide. These drilling units are the best choice for operators in deepwater and/or harsh environments or for drilling that requires larger variable loads and the ability to handle large pieces of subsea equipment. There are limited markets for this type of drilling unit and a relatively small group of users. The principal markets are the North Sea/Norway, the Gulf of Mexico, the Far East and offshore Brazil.

      The "JACK BATES" was built in 1986. This drilling unit was designed for moored drilling operations, with the assistance of a computer-controlled thruster system, in up to 7,500 feet of water and is currently outfitted for operations in up to 4,000 feet of water. This drilling unit was also specifically designed for operations in harsh marine environments. Its low-heave motion response characteristics reduce the effects of wave motions and thus reduce downtime in harsh environments. Other features of this unit are its mechanized drilling and handling systems, its mooring system and equipment, its payload capabilities and its engineering design characteristics that facilitate upgrades in water depth capabilities at significantly lower expense relative to other semisubmersibles. The "JACK BATES" has a variable load capacity of approximately 6,000 tons. In February 1997, the "JACK BATES" sustained substantial damage when it struck an uncharted underwater obstruction while under tow into the port of Brindisi, Italy, resulting in the loss of the forward port thruster and damages to the aft starboard thruster and underside of the pontoons. The unit had recently completed a drilling contract offshore Albania and was being towed to Brindisi to discharge equipment in preparation for continuing its mobilization to a North Sea shipyard for planned upgrades to the unit prior to commencing a fifteen month contract in the North Sea area. Preparations are underway to complete temporary repairs to enable the unit to be towed to a North Sea shipyard for the planned upgrade and completion of permanent repairs. The Company believes the physical damage and any business interruption sustained as a result of this incident are adequately covered by insurance.

      The "PAUL B. LOYD, JR." is one of the most modern dynamically-positioned drilling units in existence and is also equipped with a conventional mooring system, enabling it to perform a wide range of drilling assignments. Built in 1987, this drilling unit has a 4,000 ton variable load capacity and is currently capable of drilling high-pressure wells in up to 2,000 feet of water, but can be upgraded to operate in depths of up to 6,000 feet of water. The "PAUL B. LOYD, JR." started its first contract in 1991 with Conoco (U.K.) Ltd. in the North Sea and is certified to operate in both the Norwegian and the U.K. sectors of the North Sea. In 1991, the drilling unit also completed operations in the Barents Sea for Conoco Norway and Esso Norge AS, for which it was specially outfitted for temperatures as low as minus 25 degrees Celsius. The drilling unit is currently operating under a long-term contract for British Petroleum offshore the U.K.

      The "HENRY GOODRICH" has a 6,800 ton variable load capacity and can be upgraded to operate in depths of up to 10,000 feet of water, although it is currently outfitted for drilling high-pressure, deep wells in water depths of up to 2,000 feet. Built in 1985, this drilling unit is one of the few drilling units capable of drilling under arctic conditions. The drilling unit has a conventional mooring system and is designed to accept a dynamic positioning system. The "HENRY GOODRICH" is certified to operate offshore the U.K. and is currently operating under a long-term contract for Shell U.K. Limited in the U.K. sector of the North Sea.

      Pursuant to an agreement dated August 31, 1991 (the "Standstill Agreement") with Transocean Offshore Inc. (as successor to Sonat Offshore), which owns approximately 25% of the stock of Drilling, the Company and its affiliates are subject to certain restrictions on engaging in various transactions with Drilling, including transactions with respect to the drilling units owned by Drilling and the stock of Drilling (unless, in some cases, the terms are no less favorable to Drilling or to Transocean Offshore Inc. than similar transactions with an unaffiliated third party). Such restrictions continue (so far as the Company's obligations are concerned) until the earliest of (i) the date when the Company no longer owns the 46% of Drilling stock previously owned by Shipping, (ii) September 1, 1998, or (iii) the date when Transocean Offshore Inc. owns less than 5% of Drilling (the "Standstill Period").

      The  Standstill Agreement  further provided  that during  the Standstill
Period the Company could not permit Drilling to early terminate the management agreement pursuant to which Transocean Offshore Inc. managed the "HENRY GOODRICH" and the "PAUL B. LOYD, JR." for a variable management fee from Drilling. Transocean Offshore Inc.'s management agreement for the "PAUL
B. LOYD, JR." expired in December 1995 and the modified management agreement for the "HENRY GOODRICH" ended in October 1996. A subsidiary of the Company now manages both of the drilling units.

      The Company's jack-up drilling units are capable of drilling to depths of 25,000 feet in water depths ranging between 10 and 300 feet, depending on the drilling unit. All of the Company's jack-ups are independent leg drilling units and have the cantilever feature, which allows the drill floor to be extended out from the hull of the drilling unit, facilitating operations over existing structures such as well platforms.

      The Company's two drilling tenders are specialized self-erecting drilling tenders. These units are equipped with a large crane which provides the capability of erecting their derrick equipment sets on offshore platforms without the need for separate crane barges or associated equipment. Both of these units are capable of drilling to depths of 20,000 feet.

      The Company's floating production storage and shuttle (FPSS) vessel, the "SEILLEAN", was designed for extended well testing, early production and life of field production. This dynamically positioned vessel has an oil storage capacity of approximately 310,000 barrels and process capacity of 20,000 barrels of oil per day. It is currently contracted on a life of field basis after which time the vessel can continue to be used in its current configuration or it can be modified to a floating production storage and offloading (FPSO) vessel or converted to a dynamically positioned drillship.

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

Utilization Statistics

      Published industry statistics of unit utilization include data based on both the "contract method", which measures the number of days under contract (whether or not earning revenues) compared to the total days the units were available for service, and the "operating method", which measures utilization in terms of the number of days the units are earning revenues to the total days the units are available for service. Consequently, the available industry data set forth below may not be directly comparable to the Company's data calculated based on the operating method, the more conservative measure. The following table sets forth certain data regarding unit utilization and average total units available for the industry and the Company's fleet. Industry data is based upon all operational units of the types indicated for the periods indicated and includes many units that are dissimilar to the Company's units in many respects, including performance capabilities, age, operational criteria and environmental capabilities. The decrease in the Company's jack-ups in 1995 reflects the early termination of the leased "SONNY VOSS" in the latter part of 1994 and the decrease in 1996 reflects the sale of the "D. K. McINTOSH" in April 1996. The increase in the Company's semisubmersibles in 1995 reflects the purchase of the "IOLAIR" and in 1996 reflects the "J. W. McLEAN" which was purchased in September 1995 but was not placed in service until 1996. The addition of the floating production vessel represents the purchase of the "SEILLEAN" in September 1996.

                                                  Averages for
                                            Years Ended December 31,
                                        --------------------------------
                                        1996   1995   1994   1993   1992
                                        ----   ----   ----   ----   ----
   Company:
     Jack-Ups
         Total                            9     10     11     11     11
         Utilization Rate
          (Operating Method)             93%    84%    69%    84%    71%
     Semisubmersibles(1)
         Total                            7      6      5      5      5
         Utilization Rate
          (Operating Method)             92%    92%    80%    80%    64%
     Drilling Tenders
         Total                            2      2      2      2      2
         Utilization Rate
          (Operating Method)             86%    76%   100%   100%   100%
     Floating Production Vessel
         Total                            1      -      -      -      -
         Utilization Rate
          (Operating Method)            100%     -      -      -      -

   Industry:(2)
     Jack-Ups
         Total                          301    316    319    323    331
         Utilization Rate                89%    81%    78%    82%    71%
     Semisubmersibles
         Total                          126    124    133    134    141
         Utilization Rate                91%    83%    74%    76%    73%
     Drilling Tenders
         Total                           30     31     31     31     32
         Utilization Rate                72%    69%    70%    77%    80%
   ______________________

 (1) The Company's semisubmersible utilization percentage does not include "RIG 41" as it has not yet been placed in service and does not include the "J.W. McLEAN" prior to June 1996 when the drilling unit was placed in service.

 (2)  Industry averages  were calculated from  data derived from  the Offshore
      Rig Locator.   Industry averages for floating production vessels are not
      presented as such data is not readily available.


Industry Conditions and Competition

      The financial performance of the offshore contract drilling industry, domestically and abroad, is dependent upon the exploration and production programs of oil and gas producers. These programs are substantially influenced by producing companies' cost to find, develop and produce oil and gas; demand for and price of oil and natural gas; technological advancements, exploration success, restrictions and incentives relative to exploration and production imposed by governmental authorities controlling offshore production areas and economic conditions in general. A dramatic decline in demand for offshore drilling services began in 1985. This decline reflected the effects of lower earnings of oil and gas producers and the unstable oil and gas price environment. As a result, the entire offshore drilling industry experienced lower dayrates and associated earnings. Demand for drilling services turned upward in the latter part of 1987. This upward trend continued through 1990 but conditions deteriorated in 1991 and 1992, primarily as a result of depressed conditions in the Gulf of Mexico. However, as U.S. natural gas prices increased in late 1992, conditions in the Gulf of Mexico improved and continued to improve throughout most of 1993. Overall industry conditions improved in 1993 from 1992, as industry utilization increased. This improvement continued into the first part of 1994, but toward the end of 1994, market conditions in the Gulf of Mexico, primarily for jack-ups, had again begun to deteriorate due to a weakening price for natural gas. As a result, industry utilization for 1994 remained essentially flat as compared to 1993. Industry utilization has been on the rise since 1994, mainly due to increased demand with a substantial tightening of the deeper water drilling markets occurring in 1996. Late 1996 also saw substantial improvements in the jack-up market. Dayrates for semisubmersibles and high specification jack-ups have strengthened significantly since 1993. Recent technological advancements have made it more economical for oil and gas producers to pursue deepwater, harsh environment programs and demand for high specification semisubmersibles and jack-ups has increased accordingly. However, no assurance can be given that such improved conditions can be sustained in the future.

      The Company's operations have benefitted from a decline in the availability of operational offshore units during the last several years. As demand has continued to rise both as a function of technological advancements and somewhat higher oil and natural gas prices, the Company's fleet utilization has increased. As dayrates continue to rise, however, it may become economically feasible for participants to consider the reactivation and upgrade of currently idle offshore units as well as the new construction of offshore units. The reentry of this idle capacity and the entry of newbuild offshore units into the active market could depress dayrates and utilization rates of the Company's offshore units. There does not appear to be any immediate danger of this new supply adversely affecting current market conditions, however, since recent plans for new construction and upgrades in the industry appear to be supported by fixed contracted work for the vessels. Recently, plans for upgrades and new construction have not normally been done on a speculative basis. Further, in the case of new construction, there is a long lead time for design and construction and limited shipyard facilities and expertise in this area.

      In response to changing demand, offshore units can be moved from one region to another. The cost of such moves is significant, however, and is weighed against the benefits expected to be derived. The Company normally will not undertake a major mobilization of a mobile offshore unit without its customer agreeing to reimburse the Company for all or a substantial portion of such costs, unless the dayrates in the new area are expected to be sufficient to justify such expenditures.

      Political and military events in the Middle East and in the former Soviet Union are an example of the factors which can contribute to the volatility of world oil prices. Other factors which influence demand for the Company's services include the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production targets, the level of production by non-OPEC countries, worldwide demand for oil and gas, domestic production of natural gas, general economic and political conditions, availability of new offshore oil and gas leases and concessions to explore and develop, and governmental regulations. Accordingly, there is and probably will continue to be uncertainty as to the future level of demand for the Company's services and the timing and duration of any increases or decreases in demand.

      The offshore contract drilling market is highly competitive and no one competitor is dominant. There are over 70 competitors in the offshore drilling industry deploying approximately 500 drilling units around the world. Although the supply and demand balance in the markets had improved significantly by yearend 1996, the supply of such equipment has, since 1982, generally exceeded demand. The result has been a prolonged period of intense price competition during which many drilling units have been idle for long periods of time. Consequently, some drilling contractors have previously gone out of business, sought protection under the bankruptcy laws or consolidated with other contractors. Notwithstanding these events, the industry remains fragmented and competitive. The Company believes that competition for drilling contracts will continue for the foreseeable future. Certain of the Company's competitors are larger and have greater financial resources than the Company, which may enable them to better withstand industry downturns, to compete on the basis of dayrates, or to build new rigs or acquire existing rigs that become available for purchase.

      The harsh environment or deepwater capabilities of the Company's fourth-generation semisubmersibles and the versatility of its nine 300-foot cantilever jack-ups, the geographical dispersion of the Company's mobile offshore units throughout the world and its experienced drilling personnel are positive elements in the pursuit of the Company's strategy and have enabled the Company to maintain a relatively strong competitive position in the industry. Further, the Company believes that the reputation for quality equipment, performance and safety it has built over the past four decades compares favorably with many of its competitors.

      Assuming available offshore units meet customer requirements, price is the most important competitive factor in obtaining a drilling contract. Confidence of customers in the financial stability of the contractor, the quality of its offshore units, the competence of its personnel, the reputation for reliability and condition of its offshore units and its safety record are also important in securing drilling contracts.

Business Strategy

      DRILLING OPERATIONS - The Company engages in contract drilling and other related services in major offshore oil and gas exploration and producing areas worldwide. The Company's principal operating strategy is to achieve a high utilization of its fleet by operating in promising areas throughout the world and to earn premium dayrates by concentrating its capabilities in the harsh environment and/or deepwater drilling segments of the market. The Company's emphasis on the harsh environment and/or deepwater segments is also reflected in its acquisitions of the capital stock of Drilling. In addition, the Company will selectively accept opportunities to manage and/or market mobile offshore units owned by third parties.

      The offshore drilling industry is highly competitive. In addition to price, factors such as the quality of a drilling company's fleet, the overseas operating experience of its management and employees, the experience and reputation of its engineering staff, its reputation as a deepwater operator and customer relationships determine a contract drilling company's ability to compete favorably with the many other contractors in the international offshore drilling market. In addition, high utilization of a drilling company's mobile offshore units, as compared to the industry average, may enhance its operational capabilities and safety performance by promoting retention of trained personnel and equipment maintenance.

      The Company intends to continue to modernize and expand its fleet in order to meet with the requirements of competitive conditions and the changing needs of its customers. In this regard, the Company has from time to time in the past engaged in, and currently continues to engage in, preliminary discussions with other industry participants with respect to business combinations that would potentially strengthen its competitive position in the offshore drilling industry. The Company continues to consider the selective acquisition of existing vessels, directly or through business combination transactions. In October 1996, the Company entered into a venture with an affiliate of Conoco Inc. under which the venture will construct and operate an ultra deepwater dynamically positioned drillship. The Company will provide drilling services to the new venture which was awarded a five-year drilling contract for the drillship with Conoco Inc. See "FINANCIAL CONDITION" under
Item 7 for further discussions of the purchase of mobile offshore units and the construction of the drillship.

      DEVELOPMENT OPERATIONS - The Company, through its wholly owned subsidiary Reading & Bates Development Co., engages in the acquisition of working interests in offshore oil and gas properties pursuant to which it shares in reservoir and oil and gas price risks and thus profits and losses from such properties. The Company is able, from time to time, to acquire such interests as a result of being able to provide access to the Company's fleet of drilling units and to the services provided by Total Offshore Production Systems (TOPS), a joint venture in which the Company has a 75% interest, as described below. See "FINANCIAL CONDITION" under Item 7 for further discussion of the purchase of oil and gas interests.

      In February 1996, Reading & Bates Development Co. and Intec Engineering, Inc., announced the formation of TOPS. TOPS will provide complete field developments and services to operators desiring to contract field developments through a single entity and will pursue deepwater offshore developments on a worldwide basis with a group of preferred contractors and manufacturers.

      The Company may evaluate various opportunities to expand its activities in the area of floating production facilities. Floating production offers a lower cost alternative to fixed platforms as water depth increases. There are two major categories of floating production facilities, those with surface
(dry) wellheads and those with subsea (wet) wellheads. Those with surface wellheads, such as tension leg platforms and deep draft vessels like the SPAR buoy, generally require larger investments than systems utilizing subsea wellheads.

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

      Reading & Bates Development Co. was the General Contractor for the provision of a semisubmersible floating production system for the Liuhua 11-1 Project jointly developed by Amoco Orient Petroleum Company and China Offshore Oil Nanhai East Corporation in the South China Sea. On August 13, 1995, the Company announced that its subsidiary, Reading & Bates Development Co. had successfully completed its portion of the Liuhua 11-1 project. Reading & Bates Development Co.'s contribution to the project was the procurement, engineering, conversion, life extension, and project management for conversion of a second-generation semisubmersible drilling unit into the floating production system, "NANHAI TIAO ZHAN". Further in September 1996, the Company purchased the floating production storage and shuttle vessel, the "SEILLEAN"; this purchase corresponded to the Company's strategy to expand the scope of the Company's operations to include full service offshore field development capability. See "FINANCIAL CONDITION" under Item 7 for further discussion of the purchase of the "SEILLEAN".

Contracts, Marketing and Customers

      Mobile offshore units are generally employed under individual contracts which extend over a period of time covering either the drilling of a well or wells (a "well-to-well contract") or a stated term (a "term contract"). Contracts for the employment of offshore units are most often awarded based on competitive bidding; however, some contracts are the result of negotiations between the drilling contractor and the customer. Most contracts provide for early termination and many provide for extension options exercisable by the customer. The Company's contracts generally provide for payment in U.S. dollars. In general, the Company seeks to have a reasonable balance of short- and long-term contracts to minimize the downside impact of a decline in the market, while obtaining the benefit of increasing market prices in a rising market. The Company's contracts also typically provide for compensation on a "daywork" basis, under which the Company receives a fixed amount per day that the unit is operating under contract. Certain of the contracts may allow the Company to recover some or all of its mobilization and demobilization costs associated with moving a unit between contracts, depending on market conditions then prevailing. The dayrate under such daywork contracts may be lower or not payable when the drilling unit is under tow to or from the drill site (other than field moves) or when operations are suspended because of weather or mechanical problems. Under daywork contracts, the Company generally is responsible for paying the operating expenses of the unit, including wages and the cost of incidental supplies. Although the majority of the Company's contracts are constructed under the traditional "daywork" basis as described above, the Company has participated via a joint venture in "turnkey" contracts. Essentially, a turnkey contract provides for the drilling of a well on a fixed price basis. In 1993, the Company formally established a turnkey department and in 1994 the Company entered into a joint venture with F. J. Brown & Associates, Inc. to offer turnkey services in both the international markets and the U.S. Gulf of Mexico market. So far, the cumulative net results of the Company's turnkey contracts are immaterial in total and insignificant as compared to the Company's operating income from the traditional daywork contracting method. Additionally, the Company's joint venture approach to entering the turnkey market has minimized the Company's overhead costs and capital investment costs, thus somewhat reducing financial risks to the Company. The Company is considering whether or not to continue this joint venture with F. J. Brown & Associates, Inc.

      The  Company  maintains  a  decentralized  organization,  with   foreign
regional and area offices throughout the world. The Company's primary marketing efforts are carried out through these regional and area offices and its Houston office.

      When  the  Company's  offshore   units  operate  in  foreign  locations,
operations are often conducted in conjunction with local companies. Representative of the offshore areas where the Company has arrangements with local companies are Abu Dhabi, Brazil, Brunei, China, Egypt, India, Indonesia, Italy, Korea, Malaysia and Nigeria. The purpose of these arrangements is to draw on the marketing, technical, supply and government relations assistance of local third parties and in some cases to comply with local legal requirements. Typically, the financial terms of these arrangements are such that the third party receives a stated percentage of drilling revenues. Most of the Company's existing arrangements are with third parties with which the Company has had a relationship for ten or more years.

      The Company has a base of customers which includes major and independent foreign and domestic oil and gas companies, as well as foreign state-owned oil companies. During 1996, the Company performed services for approximately 29 different customers.

      The following is a listing of customers from whom the Company received revenues equal to or in excess of ten percent of total operating revenues:

                             1996             1995                1994
                             ----             ----                ----
                              % of Total        % of Total          % of Total
Customer              Revenue  Revenues  Revenue  Revenues  Revenue  Revenues
                      -------  --------  -------  --------  -------  --------
                   (in millions)      (in millions)      (in millions)

British Petroleum
   and affiliates      $ 58.0     20%     $ 28.9     14%       $ *         *

Royal Dutch/Shell
 Group and
 affiliates            $ 35.6     12%     $ 29.4     14%      $35.2      21%

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

      The Company generally seeks to obtain indemnity agreements whenever possible from the Company's customers requiring such customers to hold the Company harmless in the event of liability for pollution that originates below the water surface, including, where applicable, liability under OPA '90, and maintains marine liability insurance and contingent operators extra expense coverage (normal operator's extra expense coverage is maintained, to the extent of the Company's interest in oil and gas properties, for operations of such properties) which affords limited protection to the Company. There is no assurance that such insurance or contractual indemnification will be sufficient or effective to protect the Company from liability under OPA '90.

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

Governmental Regulation

      Many aspects of the Company's operations are affected by domestic and foreign political developments and are subject to numerous domestic and foreign governmental laws and regulations that may relate directly or indirectly to the Company's business and operations, including, without limitation, laws and regulations controlling the discharge of materials into the environment, requiring removal and cleanup under certain circumstances or otherwise relating to the protection of the environment, and certification, licensing, safety and training and other requirements imposed by treaties, laws, regulations and conventions in the jurisdictions in which the Company operates. The contract drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing taxes, regulations and other laws relating to the energy business generally. The Company does not believe that governmental regulations have had any material adverse effect on its capital expenditures, results of operations or competitive position, and does not anticipate that any material expenditures will be required to enable it to comply with existing laws and regulations. However, the modification of existing laws and regulations or the adoption of new laws and regulations curtailing or increasing the effective cost of exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could have a material adverse effect on the Company's operations. The Company cannot currently determine the extent to which future earnings may be affected by new legislation or regulations or compliance with new or existing regulations which may become applicable as a result of rig relocation.

Operating Risks and Insurance

      The Company's operations are subject to the many hazards inherent in the offshore drilling and oil and gas industries. In the drilling of oil and gas wells, especially exploratory wells where little is known of the subsurface formations, there always exists a possibility of encountering unexpected conditions of extreme pressure and temperature and the risk of a blowout, cratering and fires that could cause injury or death to personnel, substantial damages to the property of the Company and others, pollution, and suspension of drilling operations. The Company's offshore fleet is also subject to hazards inherent in marine operations, either while on site or under tow, such as capsizing, grounding, collision, damage from heavy weather or sea conditions and unsound location. The Company may also be subject to liability for oil spills, reservoir damage and other accidents that could cause substantial damage. The Company maintains such insurance protection as it deems prudent, including physical damage or loss and liability insurance on its offshore fleet. In addition, the Company generally seeks to obtain indemnity agreements whenever possible from the Company's customers, requiring such customers to hold the Company harmless in the event of loss of production, reservoir damage or liability for pollution that originates below the water surface. When obtained, such contractual indemnification protection may not in all cases be supported by adequate insurance maintained by the customer. There is no assurance that such insurance or contractual indemnity protection will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. The principal hazards against which the Company may not be fully insured or indemnified are environmental liabilities which may result from a blowout or similar accident or a liability resulting from reservoir damage alleged to be caused by the negligence or other legal fault of the Company. Further, there is no assurance that the Company will be able to obtain adequate insurance coverage at the rates it deems reasonable in the future. Recognizing these risks, the Company has various programs that are designed to promote a safe environment for its personnel and equipment.

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

Employees

      At January 31, 1997, the Company had approximately 1,800 employees. As the demand for contract drilling services has increased, the supply of qualified personnel has decreased somewhat as compared to recent years. The Company does not consider a possibility of a shortage of qualified personnel currently to be a major factor in its business. However, retention of such personnel might become more difficult without increases in compensation. The Company does not have any material collective bargaining agreements.

Item 3.  Legal Proceedings

      The Company was one of the defendants in certain litigation brought in July 1984 by the Cheyenne-Arapaho Tribes of Oklahoma in the U.S. District Court for the Western District of Oklahoma, seeking to set aside two communitization agreements with respect to three leases involving tribal lands in which the Company previously owned interests and to have those leases declared expired. In June 1989, the U.S. District Court entered an interim order in favor of the plaintiffs. On appeal, the U.S. Court of Appeals for the Tenth Circuit upheld the decision of the trial court and petitions for rehearing of that decision were denied. Petitions for writs of certiorari filed by the parties with the U.S. Supreme Court were denied, and the case was remanded to the trial court for determination of damages. In June 1996, this matter was settled, and the litigation was dismissed with prejudice, without significant financial statement impact.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 1996.

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

                                   Positions and Offices
    Name and Age              Presently Held with the Registrant
    ------------              ----------------------------------
  P. B. Loyd, Jr., 50 (1)   Chairman, Director, President and Chief Executive
                             Officer
  T. W. Nagle, 46 (2)       Executive Vice President, Finance and
                             Administration
  W. K. Hillin, 55 (3)      Senior Vice President, General Counsel and
                             Secretary
  C. R. Ofner, 51 (4)       Vice President - Business Development
  D. L. McIntire, 59 (5)    Vice President - Human Resources

------------------------------

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

(2) Mr. Nagle was named Director - Finance and Administration for Reading & Bates Drilling Co. ("RBDC"), a wholly owned subsidiary of the Company in June 1985. In January 1989, he was named Director - Business
      Development for the Company. In April 1990, he was named Director - Support Services for RBDC. In August 1991, he was named Vice President and Chief Financial Officer. He was appointed to his present position with the Company in September 1995.

(3) Mr. Hillin was named Vice President - Legal for RBDC in 1978. In March 1986 he was named Vice President - Legal with the Company, was appointed Vice President - Finance and Legal in January 1988, was appointed Senior Vice President - Finance and Administration in November 1988 and in July 1990 was also appointed General Counsel and Secretary. He was appointed to his present position with the Company in August 1991.

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

                                    1996                     1995
                                    ----                     ----
           Quarter              High         Low         High      Low
           -------              ----         ---         ----      ---
           First               20 3/8       14 1/4       8 1/8      5 1/2
           Second              26 1/8       19 3/4       9 3/8      7
           Third               27 7/8       20          13 1/8      8 5/8
           Fourth              31 1/8       25          15 3/8     10 3/4

            There were approximately 4,600 holders of record of the Company's common stock as of February 28, 1997.

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

            In March 1995, the Company adopted a Preferred Share Rights Agreement. See "FINANCIAL CONDITION" under Item 7.


Item 6. Selected Financial Data

                             READING & BATES CORPORATION
                                   AND SUBSIDIARIES
                      (in thousands except per share amounts)

                                      Years Ended December 31,
                         ----------------------------------------------------
                           1996       1995       1994       1993       1992
                         --------   --------   --------   --------   --------
Operating revenues       $290,223   $212,795   $169,058   $183,752   $156,659
                         ========   ========   ========   ========   ========
Income (loss) before
 extraordinary gain      $ 77,916   $ 18,392   $(17,146)  $  4,656   $  3,402

Extraordinary gain (1)          -      3,430          -          -          -
                         --------   --------   --------   --------   --------
Net income (loss)          77,916     21,822    (17,146)     4,656      3,402

Dividends on preferred
 stock (2)                  3,631      4,855      4,859      2,052          -

Accretion in redemption
 price of redeemable
 stocks                         -          -          -          -      5,275
                         --------   --------   --------   --------   --------
Net income (loss)
 applicable to common
 stockholders            $ 74,285   $ 16,967   $(22,005)  $  2,604   $ (1,873)
                         ========   ========   ========   ========   ========
Primary net income
 (loss) per common share:
   Income (loss) before
   extraordinary gain    $   1.15   $    .22   $   (.39)  $    .05   $   (.04)

   Extraordinary gain           -        .06          -          -          -
                         --------   --------   --------   --------   --------
Net income (loss)        $   1.15   $    .28   $   (.39)  $    .05   $   (.04)
                         ========   ========   ========   ========   ========
Fully diluted net income
 per common share        $   1.10   $      -   $      -   $      -   $      -
                         ========   ========   ========   ========   ========
Total assets (3)         $808,190   $605,780   $586,801   $612,474   $614,628
                         ========   ========   ========   ========   ========
Long-term obligations
 (including current
 portion) and
 redeemable stocks       $219,078   $113,373   $126,036   $116,796   $143,385
                         ========   ========   ========   ========   ========
Dividends on
 Common Stock            $      -   $      -   $      -   $      -   $      -
                         ========   ========   ========   ========   ========
-------------------
(1) Extraordinary gain for 1995 is due to the extinguishment of a debt obligation.

(2) On August 5, 1996, the Company announced it would redeem all of the outstanding shares of its preferred stock on September 30, 1996 at the redemption price of $26.1375 per share. However, the majority of the preferred stock outstanding was converted into approximately 8.6 million shares of the Company's common stock on or before September 30, 1996 and on September 30, 1996 approximately 1,041 shares were redeemed by the Company.

(3) Certain amounts in 1994 have been reclassified for comparative purposes. Such reclassifications had no effect on the net loss or the overall financial condition of the Company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              FINANCIAL CONDITION

Drillship Project

      In October 1996, the Company and an affiliate of Conoco, Inc. formed a 50/50 joint venture to build and operate a dynamically positioned drillship capable of drilling at water depths up to 10,000 feet. Samsung Heavy Industries of Korea has been awarded the contract to construct the vessel at a current estimated cost of $220 million plus capitalized interest. Immediately following the delivery of the drillship, which is expected to be in 1998, it will commence a five year drilling program in the deep water of the U.S. Gulf of Mexico. The Company's portion of the project is expected to be funded through working capital and project financing which is expected to be provided by a third party on a limited recourse basis.

Purchase of Floating Production Vessel

      In September 1996, the Company purchased the floating production storage and shuttle (FPSS) vessel, the "SEILLEAN", for approximately $42.2 million in cash. The vessel was built in 1990 for extended well testing, early production and life of field production and is currently working in the U.K. sector of the North Sea. The vessel will remain under its current operational contract on a life of field basis after which time the vessel can continue to be used in its current configuration or it can be modified to a floating production storage and offloading (FPSO) vessel or converted to a dynamically positioned drillship.

Purchase of Semisubmersibles

      In September 1994, the Company purchased the second-generation semisubmersible "RIG 41" with the intent to convert the unit to a floating production vessel (FPV). However, the Company subsequently decided to retain the unit as a drilling unit and as such "RIG 41" is currently being upgraded to operate under certain conditions in 3,300 feet of water. Upon completion of the upgrade, estimated to be at the end of the third quarter of 1997, "RIG 41" will commence a one year contract with Enserch Exploration, Inc. ("Enserch") (see "Purchase of Oil & Gas Interests" below).

      In September 1995, the Company purchased the support vessel "IOLAIR". The "IOLAIR" is a dynamically positioned third-generation deepwater semisubmersible support vessel built in 1982 for field support and living accommodations and is expected to be upgraded in 1998 to include a derrick floor and ancillary workover equipment. The "IOLAIR" is currently under a long-term contract with BP Exploration Operating Company Limited and has been since its purchase. Also in September 1995, the Company purchased the second-generation semisubmersible drilling unit "J.W. McLEAN". Following major upgrades in 1996 and early 1997, the "J. W. McLEAN" will commence a nineteen month drilling contract with Statoil. In connection with the purchase  of the  "J.W. McLEAN"  the Company  issued 1,232,057  shares of  the
Company's common stock, par value $.05 per share and filed a shelf registration statement in September 1995 registering such 1,232,057 shares (see "Shelf Registration" below).

Purchase of Oil & Gas Interests

      In October 1995, the Company purchased an approximate 20% working interest in the Green Canyon 254 Allegheny oil and gas development project in the U.S. Gulf of Mexico from the operator, Enserch. Mobil Exploration & Producing Inc., an affiliate of Mobil Corporation, has a 40% working interest in the project. Enserch retained the remaining 40% working interest. As of December 31, 1996, the Company had accumulated costs related to its ownership in such project of approximately $36.8 million which are included in Property and Equipment, Other. Originally, the Company's third-generation semisubmersible, the "M.G. HULME, JR.", had been contracted to drill the development wells, however at the Company's request, Enserch released the "M.G. HULME, JR." from its contract and "RIG 41", which was originally available to be converted to an FPV for the project, has now been contracted by Enserch as a drilling unit and may be used to drill the development wells. In addition, the working interest owners have purchased a second-generation semisubmersible rig for possible use in the FPV conversion project.

      In July 1996, the Company entered into an agreement with Shell Offshore Inc. to drill an appraisal well at the Company's expense in Shell's East Boomvang prospect in the U.S. Gulf of Mexico, and if the results are positive the Company will earn a working interest and proceed with the development of the field. The estimated cost to drill the appraisal well is approximately $8.6 million, and the Company currently expects to complete drilling operations in early 1997. The Company is currently assessing further development of the field.

      In December 1996, the Company entered into an agreement with Santa Fe Energy Resources ("Santa Fe Energy") to explore five oil and gas prospects in the U.S. Gulf of Mexico in water depths ranging from 400 to 2,400 feet. Santa Fe Energy will operate the properties for the partners and has contracted a drilling unit not owned by the Company to begin the drilling program in the Spring of 1997. As of December 31, 1996, the Company had accumulated costs related to its ownership in such project of approximately $13.2 million which are included in Property and Equipment, Other.

      Funding for the oil and gas projects mentioned above is expected to be provided through a combination of working capital and project financing.

      Investments in oil and gas interests as of December 31, 1996 are not material to total assets. However, depending on prices, reserve developments and accounting policies adopted, the Company could experience a future impairment charge.

Sale of Jack-Up

      In April 1996, the Company sold its mat-supported jack-up drilling unit, the "D. K. McINTOSH", for $8.5 million in cash and recognized a gain on the sale in 1996 of approximately $3.8 million. The gain appears as an offset to Operating Expenses in the Consolidated Statement of Operations.

Arcade Acquisition

      In June 1994, the Company completed a transaction which increased its direct ownership in Arcade Drilling AS ("Drilling") and sold its entire ownership in Arcade Shipping AS ("Shipping"). The transaction consisted of the Company selling its entire 82.6% ownership in Shipping for approximately $27.8 million, purchasing from Shipping its entire 46.2% ownership in Drilling and equity securities in Dragon Oil for approximately $45.4 million and Shipping repaying a loan of approximately $12.9 million to the Company. This transaction resulted in a net cash outflow of $4.7 million. Also in September 1994, the Company purchased an additional 5.7% of Drilling's outstanding shares pursuant to a mandatory tender offer in Norway required by the Oslo
Stock Exchange. In December 1995, the management agreement for one of Drilling's drilling units expired and in October 1996 the modified management agreement for Drilling's other drilling unit ended and a subsidiary of the Company now manages both drilling units. See "The Company's Fleet" under Items 1 and 2. As of December 31, 1996, the Company's direct ownership in Drilling was 74.4%. See Note B of Notes to Consolidated Financial Statements.

Sale/Lease-back of Drilling Units

      In November 1995, the Company entered  into a sale/lease-back of the "M.
G. HULME, JR.". As part of this transaction the Company agreed to lease the drilling unit for ten years and could receive up to $60 million in cash, inclusive of a $10 million funding provision for upgrades. As of December 31, 1996, the Company had received $58.9 million. The lease-back is accounted for as an operating lease and a deferred gain of $7.4 million was recorded and is being amortized over the life of the lease. In addition, the lease contains a provision which allows the Company to repurchase the drilling unit at the end of the lease for a fair market price. See Note E of Notes to Consolidated Financial Statements.

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

Purchase of Lease Debt

      In the third quarter of 1994, the Company purchased certain notes and interests relating to the lease debt outstanding associated with the operating leases of the drilling units "GEORGE H. GALLOWAY" and "C.E. THORNTON", and the secured contingent obligations associated with the capital lease of the "F.G. McCLINTOCK". Total consideration for the transaction was approximately $36.5 million which consisted of the Company paying cash of approximately $12.2 million and issuing 4,230,235 shares of the Company's common stock, par value $.05 per share, totalling approximately $24.3 million at then prevailing stock prices. In October 1994, the Company filed a shelf registration registering such shares (see "Shelf Registration" below). The Company now has title to the "GEORGE H. GALLOWAY"and "F. G. McCLINTOCK" and expects to acquire title to the "C. E. THORNTON" in March 1997. See Note E of Notes to Consolidated Financial Statements.

Merger Proposals

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

      On May 3, 1996, the Company announced that it had made a proposal to Transocean Offshore ASA ("Transocean") regarding a combination of the two companies in a transaction that would have entitled each of Transocean's shareholders to receive 1.245 shares of the Company's common stock for each share of Transocean common stock. Sonat Offshore had also announced that they had made a proposal to combine with Transocean. On May 7, 1996, the proposal was revised to entitle each of Transocean's shareholders to receive 1.28 shares of the Company's common stock for each share of Transocean common stock. However, on June 4, 1996, the Company announced it was suspending its efforts to pursue a business combination with Transocean unless it could be done on terms that were clearly beneficial to the Company's shareholders. In September 1996, Sonat Offshore completed a business combination transaction with Transocean. The combined entity is now called Transocean Offshore Inc.

       The Company remains willing to engage in discussions regarding possible business combinations that would potentially strengthen its competitive position in the offshore drilling industry, appropriately reflect the underlying value of the Company and maximize shareholder value.

Preferred Stock

      In  July  1993,  the  Company  effected  a  public  offering  (the "1993
Offering") of 2,990,000 shares of $1.625 Convertible Preferred Stock, par value $1.00 per share (the "Preferred Stock"), pursuant to which the Company raised gross proceeds of approximately $74.7 million in cash. The Preferred Stock was convertible at the option of the holder at any time into shares of the Company's common stock at a conversion rate of 2.899 shares of common stock for each share of Preferred Stock (equivalent to a conversion price of $8.625 per share of Common Stock), subject to adjustment in certain events. Annual dividends were $1.625 per share and were cumulative and payable quarterly commencing September 30, 1993. The Preferred Stock was redeemable at any time on and after September 30, 1996, at the option of the Company, in whole or in part, at a redemption price of $26.1375 per share, and thereafter at prices decreasing ratably annually to $25.00 per share on and after September 30, 2003, plus accrued and unpaid dividends. The Preferred Stock had a liquidation preference of $25.00 per share, plus accrued and unpaid dividends. On August 5, 1996, the Company announced it would redeem all of the outstanding shares of its Preferred Stock on September 30, 1996 at the redemption price of $26.1375 per share. However, the majority of the Preferred Stock outstanding was converted into approximately 8.6 million shares of the Company's common stock on or before September 30, 1996 and on September 30, 1996 approximately 1,041 shares were redeemed by the Company. The Company declared and paid all cumulative dividends accrued on the Preferred Stock through September 30, 1996.

Shelf Registration

      In October 1994, the Company filed a shelf registration registering the 4,230,235 shares of the Company's common stock issued for the purchase of the leased rigs as discussed above. In September 1995, the Company filed a shelf registration registering the 1,232,057 shares of the Company's common stock issued for the purchase of the "J. W. McLEAN", as previously discussed, and the Company has been informed that all of such shares have been sold. Pursuant to the terms of the registration rights agreements among the Company and certain other holders of the Company's common stock, as currently in effect, the Company was required to maintain continuously effective shelf registration statements with respect to approximately 2.5 million shares of its common stock until the earlier to occur of (i) the sale of such shares by the holders thereof or (ii) August 1, 1996 (in the case of approximately .9 million shares) or September 14, 1996 (in the case of approximately 1.6 million shares). The Company currently maintains the effectiveness of such registration statements on a voluntary basis.

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

Miscellaneous

      In March 1995, Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121") was issued. SFAS 121, which became effective in 1996, requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable, and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. In 1995, the Company adopted SFAS 121 which had no effect on the Company's consolidated results of operations or consolidated financial position. See Note A of Notes to Consolidated Financial Statements.

      In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") was issued. SFAS 123 requires either recognition of compensation expense in the financial statements for those companies that adopt the fair value based accounting method or expanded disclosure of pro forma net income and earnings per share information for those companies that retain the current accounting method set forth in Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. The Company follows the accounting method set forth in APB 25 and in 1996 included the expanded disclosure requirements. See Note A and I of Notes to Consolidated Financial Statements.

      In February 1997, the fourth-generation semisubmersible drilling unit "JACK BATES" sustained substantial damage when it struck an uncharted underwater obstruction while under tow into the port of Brindisi, Italy, resulting in the loss of the forward port thruster and damages to the aft starboard thruster and underside of the pontoons. The unit had recently completed a drilling contract offshore Albania and was being towed to Brindisi to discharge equipment in preparation for continuing its mobilization to a North Sea shipyard for planned upgrades to the unit prior to commencing a fifteen month contract in the North Sea area. Preparations are underway to complete temporary repairs to enable the unit to be towed to a North Sea shipyard for the planned upgrade and completion of permanent repairs. The Company believes the physical damage and any business interruption sustained as a result of this incident are adequately covered by insurance.

      For a discussion of certain legal proceedings see Part I, Item 3.

                        LIQUIDITY AND CAPITAL RESOURCES

Liquidity

      At December 31, 1996, the Company had working capital of $85 million compared to $41.3 million at December 31, 1995. The $43.7 million increase is primarily due to improved cash flow from operating activities.

      Cash provided by operating activities during 1996 amounted to $102.9 million, an increase of $68.4 million from 1995. Cash provided by operating activities during 1995 amounted to approximately $34.5 million, an increase of $3.7 million from 1994.

      Cash used in investing activities was $169.2 million in 1996 compared to $3.5 million in 1995 and $48.8 million in 1994. During 1996, the Company purchased $177.1 million in property and equipment which consisted primarily of the purchase of the "SEILLEAN" for $42.2 million, major upgrades to the "JIM CUNNINGHAM", "J.W. McLEAN" and the "M.G. HULME, JR." totalling approximately $79.8 million and approximately $27 million for oil and gas interests. Also during 1996, the Company sold the "D.K. McINTOSH" and received $8.5 million in cash. During 1995, the Company entered into a sale/lease-back transaction of the "M.G. HULME, JR." drilling unit that provided approximately $50 million of cash and used $51.9 million to purchase property and equipment, such as the oil and gas interest in the U.S. Gulf of Mexico as previously discussed. During 1994, the Company used $10.7 million to purchase additional shares in Drilling and $38.4 million to purchase property and equipment, such as the purchase of certain notes and interests relating to the lease debt outstanding associated with the operating leases of the drilling units "GEORGE H. GALLOWAY" and "C. E. THORNTON" and the secured contingent obligations associated with the capital lease of the drilling unit "F. G. McCLINTOCK", and the purchase of the second-generation semisubmersible drilling unit "RIG 41".

      Cash provided by financing activities was $89.2 million in 1996 compared to cash used in financing activities of $37.1 million in 1995 and $20 million in 1994. During 1996, the Company received net proceeds of $146 million from its revolving credit facility and $6.4 million from the exercise of employee stock options, made principal payments of $54.5 million, made distributions of $5.1 million to the minority shareholders of consolidated subsidiaries, primarily Drilling, and paid Preferred Stock dividends of $3.6 million. During 1995, the Company made principal payments of $85.3 million which was primarily the repayment of the ING Facility and the 8% Convertible Subordinated Debentures which matured in 1995, paid Preferred Stock dividends of $4.9 million and received $50 million from two new financing sources and $3 million from the exercise of employee stock options. During 1994, the Company made principal payments of $24.6 million, paid Preferred Stock dividends of $4.9 million and received $9.5 million from the ING Facility.

      Liquidity of the Company should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers' expectations and budgets occur. These fluctuations can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. The Company's management currently expects that its cash flow from operations, in combination with cash on hand, funds available under its existing credit facility (see "CBK Facility" below), and other sources, including new debt, new equity, asset disposals and/or by proper scheduling of its planned capital or other expenditures, will be sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital expenditures, debt and other payment obligations.

      At December 31, 1996, approximately $20.1 million of total consolidated cash and cash equivalents of $59.1 million were restricted from the Company's use outside of Drilling's activities. See "Drilling" below regarding such restrictions.

      Based on current estimates, management believes that the Company will possibly fully utilize its existing net operating loss carryforwards by early 1998. If so, at such time the Company will begin recording income taxes at the applicable statutory rate.

Capital Expenditures and Deferred Charges

      Planned capital expenditures and deferred charges (including mobilization, demobilization and contract preparation costs not recoverable from the Company's customers or claim proceeds from insurance underwriters) for 1997 are expected to aggregate in excess of $151 million principally for upgrades or replacement of equipment either to fulfill obligations under existing contracts or to improve the marketability of certain of the Company's drilling units and for mobilization of the Company's drilling units between drilling sites. Additionally, the Company has capital funding obligations for its participation in the previously discussed oil and gas development projects estimated to be in excess of $69 million for 1997. The Company anticipates that such capital expenditures will be funded through cash provided by operations, its existing credit facility and/or new financing. Certain additional projects currently being considered by the Company would require, if they materialize, capital expenditures or other cash requirements not included in the above estimate. In addition to planned capital expenditures referred to above, the Company will also continue to review acquisitions of drilling units from time to time and will also consider further investments in floating production equipment. See "Item 1. Business - Business Strategy".

CBK Facility

      In November 1995, the Company entered into a credit facility agreement with Christiania Bank og Kreditkasse (the "CBK Facility") as agent for a syndicate of banks (including itself). During 1996, the CBK Facility was renegotiated with an expanded bank group and currently consists of a $300 million reducing revolving credit facility to be utilized for revolving loans and/or issuance of standby letters of credit (subject to a maximum of $30
million).   The  CBK  Facility shall  be  reduced/repaid by  five  semi-annual
installments  of  $25   million  commencing   in  May  1999   and  one   final
reduction/repayment of $175 million in November 2001 and bears interest at the London Interbank Offered Rate ("LIBOR") (5.625% at December 31, 1996) plus
 .85%. In addition, a fee of .85% per annum is paid on outstanding letters of credit and a commitment fee of .35% per annum is paid on the unused portion of
the CBK  Facility.    At December 31,  1996, there were  no letters  of credit
outstanding under the CBK Facility, leaving $134 million available for revolving loans and/or issuance of standby letters of credit (maximum of $30
million).   The CBK Facility contains  covenants which require the  Company to meet certain ratios and working capital conditions, and is collateralized by vessel mortgages on thirteen of the drilling units owned by the Company, related assignments of insurance and earnings, and a pledge of the Company's
shares  of stock  of Drilling.    In addition,  in December  1996 the  Company
entered   into  a  separate  $20  million  letter  of  credit  agreement  with
Christiania Bank og Kreditkasse. Under the agreement, a fee of 1.25% and .375%
per annum  is paid on  the outstanding and  unused amounts, respectively.   At
December 31, 1996, $1.7 million was available under such agreement. See Notes C and E of Notes to Consolidated Financial Statements.

Drilling

      As of December 31, 1996, Drilling had a $32.5 million term loan payable to The Chase Manhattan Bank, N.A. as agent for a syndicate of banks (including itself). The adjusted payment terms of this bank obligation currently provide for repayment of principal in 17 semiannual installments which commenced in August 1991 and bears interest at LIBOR (5.625% at December 31, 1996) plus
 .45%. The Company has not guaranteed repayment of such obligation. Drilling had also entered into an interest rate swap agreement which ended in August 1996. The loan is collateralized by the drilling units "HENRY GOODRICH" and "PAUL B. LOYD, JR.". The loan agreement was amended in October 1996 which
resulted in  less  restrictive financial condition requirements.   The amended
loan agreement requires Drilling to maintain liquid assets of at least $1.5 million ($10 million if Drilling can not annually provide to the lenders satisfactory contractual commitments for the employment of both drilling units
for the  next  twelve months)  and   imposes  the  following covenants:    (i)
prohibits Drilling from making loans, granting credit, giving any guarantee or indemnity to or for the benefit of any other person or assuming any liability with respect to any obligation of any other person, (ii) prohibits Drilling from engaging in any merger or consolidation and (iii) prohibits the encumbrance of Drilling's assets or the sale of such assets other than at fair market value, in each case without the prior written consent of the banks party to the loan agreement holding a majority of the outstanding balance. In addition, the amended loan agreement allows Drilling to declare dividends or distributions to stockholders provided that at least one of the drilling units is employed pursuant to its current contract with no notice of cancellation received and $1.5 million of liquid assets remain after payment of such distribution. With the consent of the banks, Drilling declared a distribution of approximately $14.3 million in the first quarter of 1996, of which the
Company received approximately $10.6 million.   It is also an event of default
should circumstances arise which give reasonable grounds in the opinion of the bank syndicate for the belief that Drilling may not (or may be unable to) perform or comply with its obligation. Drilling expects to meet its repayment obligations under the facility through cash flow generated from operations and current working capital. At December 31, 1996, Drilling held $20.1 million in cash and cash equivalents available to satisfy such obligations, but otherwise subject to the restrictions on use of such cash and cash equivalents set out in such amended loan agreement. See Note C of Notes to Consolidated Financial Statements.

NIC Financing

      In December 1996, a wholly owned subsidiary of the Company entered into a five year $38 million loan agreement with Nissho Iwai Europe PLC ("NIC"). The Company expects to receive the funds in the first quarter of 1997, subject to the finalization of the agreement. The loan will be collateralized by a vessel mortgage on the "SEILLEAN" without recourse to the Company and shall bear interest at LIBOR plus 2%. Principal repayments will be monthly based on the greater of the excess cash flow of the "SEILLEAN" or the outstanding principal balance divided by the remaining period of the loan. In addition, NIC has the option to purchase up to 10% of the ownership in the "SEILLEAN", any time prior to three years after the Company has received the funds from NIC, at a minimum price of $4.2 million. See Note E of Notes to Consolidated Financial Statements.

ING Facility

      The Company's previous principal credit facility agreement with ING Bank (the "ING Facility") was fully repaid in November 1995 from funds provided by the CBK Facility and the sale/lease-back of the "M. G. HULME, JR.".

CIT Financing

      In May 1995, the Company entered into a $25 million loan agreement with The CIT Group/Equipment Financing, Inc. In December 1995, the Company borrowed an additional $5 million under such loan agreement. In November 1996, the loan was repaid in full from proceeds of the CBK Facility. The loan bore interest at the one month LIBOR plus 2.5%. Principal repayments were $5,416,667 in November 1996, 34 monthly installments of $416,667 to have commenced in December 1996 and one payment of $10,416,655 in October 1999. The loan agreement contained covenants which required the Company to meet certain financial conditions, including, among others, a cash flow coverage ratio and a long-term debt to total assets ratio, and was collateralized by vessel mortgages on two of the drilling units owned by the Company and related assignments of insurance and earnings.

                             RESULTS OF OPERATIONS

      The Company reported net income for 1996 of $77.9 million ($1.15 net income per share after preferred stock dividends of $3.6 million) compared to net income of $21.8 million ($.28 earnings per share after preferred stock dividends of $4.9 million) for 1995 and a net loss of $17.1 million ($.39 loss per share after preferred stock dividends of $4.9 million) for 1994. Included in the 1995 results is an extraordinary gain of $3.4 million related to the extinguishment of a debt obligation.

                                             Years Ended December 31,
                                         ---------------------------------
                                            1996        1995       1994
                                         ---------   ---------   ---------
Operating Revenues (in thousands) . . .  $ 290,223   $ 212,795   $ 169,058
                                         =========   =========   =========

      Operating revenues are primarily a function of dayrates and utilization. The $77.4 million increase in 1996 as compared to 1995 is primarily due to increased dayrates for the fourth-generation and third-generation semisubmersible fleets and the jack-up fleet and the addition of the "IOLAIR", the "J. W. McLEAN" and the "SEILLEAN" to the fleet. The $43.7 million increase in 1995 over 1994 is primarily due to increased dayrates and utilization of the fourth-generation semisubmersible and jack-up fleets.

      The Company's unit utilization measured in terms of the number of days the units were earning revenues to the total days the units were available for service (the operating method) for the years ended December 31, 1996, 1995 and 1994 is shown below by class:
                                                    Years Ended
         Unit Utilization                           December 31,
         ----------------                       --------------------
                                                1996    1995    1994
                                                ----    ----    ----
      Fourth-Generation Semisubmersibles  .     100%     97%     76%
      Third-Generation Semisubmersibles . .      85%     85%     85%
      Other Semisubmersibles  . . . . . . .      80%      -       -
      Jack-Ups  . . . . . . . . . . . . . .      93%     84%     69%
      Drilling Tenders  . . . . . . . . . .      86%     76%    100%
      Floating Production Vessel  . . . . .     100%      -       -
      Total Fleet . . . . . . . . . . . . .      92%     85%     75%

      The  utilization  trends  experienced  by  the  Company  are   generally
consistent with those experienced by the industry.

      Average dayrates for the Company's units for the years ended December 31, 1996, 1995 and 1994 are shown below by class (in thousands):

                                                   Years Ended
         Average Dayrates                          December 31,
         ----------------                      ----------------------
                                                1996    1995    1994
                                               ------  ------  ------
      Fourth-Generation Semisubmersibles  .    $ 91.3  $ 64.9  $ 59.2
      Third-Generation Semisubmersibles . .      58.4    39.6    32.7
      Other Semisubmersibles  . . . . . . .      67.4      -       -
      Jack-Ups  . . . . . . . . . . . . . .      30.3    27.8    24.4
      Drilling Tenders  . . . . . . . . . .      22.2    28.1    29.4
      Floating Production Vessel  . . . . .      76.4      -       -
      Total Fleet . . . . . . . . . . . . .      47.0    36.7    32.0


                                              Year Ended December 31,
                                          -------------------------------
                                             1996       1995       1994
                                          ---------  ---------  ---------
      Operating Expenses (in thousands) . $ 126,708  $ 127,070  $ 122,981
                                          =========  =========  =========
      Operating Expenses as Percentage
        of Revenues . . . . . . . . . . .     43.7%      59.7%      72.7%
                                          =========  =========  =========

      Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues due to the continuation of personnel on board and equipment maintenance when the Company's units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's units and the mix of labor between expatriates and nationals as stipulated in the contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed on a basis of number of hours operated in accordance with the Company's preventive maintenance program. Operating expenses for an offshore unit are typically deferred or capitalized as appropriate during periods of mobilization, contract preparation, major upgrades or conversions unless corresponding mobilization revenue is recognized, in which case such operating expenses are expensed as incurred.

      Operating expenses decreased by $.4 million in 1996 as compared to 1995 despite increases in operating expenses in 1996 due to the addition of the "IOLAIR", the "J. W. McLEAN" and the "SEILLEAN" to the fleet and increased lease expense associated with the sale/lease-back of the "M. G. HULME, JR.". The decrease is primarily due to reduced expenses associated with several drilling units. In particular, operating expenses for the "D. K. McINTOSH" decreased as a result of the recognition of a $3.8 million gain on the sale of the rig. The "HARVEY H. WARD" incurred reduced operating expenses due to operations in India for the majority of 1996 as compared with 1995 operations primarily occurring in Australia, a relatively more expensive operating area. The "M. G. HULME, JR." incurred reduced operating expenses due to the 1996 capitalization of expenses during a major upgrade period and the "PAUL B. LOYD, JR." incurred reduced operating expenses primarily due to the December 1995 expiration of the management contract previously held by Transocean Offshore Inc. (as successor to Sonat Offshore) that is now held by a subsidiary of the Company.

      Operating expenses as a percentage of revenues decreased by 16.0% in 1996 compared to 1995 due mainly to increased revenues in 1996. Currently, management expects operating expenses as a percentage of revenue to continue to decrease over the next two years. Although management currently expects operating expenses to rise during this period due to higher operating costs and the addition of mobile offshore units to the fleet, operating revenues are currently expected to rise at a faster rate due to contracts with higher dayrates, some of which are already in place.

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

                                             Years Ended December 31,
                                           ----------------------------
                                             1996      1995      1994
                                           --------  --------  --------
      Depreciation (in thousands) . . . .  $ 33,584  $ 30,369  $ 28,909
                                           ========  ========  ========

      Depreciation expense increased $3.2 million in 1996 compared to 1995 primarily due to the addition of the "IOLAIR", the "J. W. McLEAN" and the "SEILLEAN" to the fleet and a significant increase in gross property and equipment on the "JIM CUNNINGHAM" related to major upgrades. This was partially offset by a decrease in depreciation on the "M. G. HULME, JR." due to the sale/lease-back of the drilling unit in 1996.

      Depreciation expense increased $1.5 million in 1995 compared to 1994 due to increased utilization of the fleet.

                                             Years Ended December 31,
                                           ----------------------------
                                             1996      1995      1994
                                           --------  --------  --------
      General and Administrative
         Expenses (in thousands) . . . .   $ 22,579  $ 17,139  $ 17,993
                                           ========  ========  ========

             General and administrative expenses increased $5.4 million in 1996 compared to 1995 primarily due to increases in payroll and related expenses associated with employee incentive plans and a $2.2 million charge related to severance benefits for two executives whose employment was
terminated  during  1996.   See  Note  E  of Notes  to  Consolidated Financial
Statements.

      General and administrative expenses decreased $.9 million in 1995 compared to 1994 primarily related to the reduction of expenses for Arcade Drilling's office located in Oslo.

                                             Years Ended December 31,
                                           ----------------------------
                                             1996      1995      1994
                                           --------  --------  --------
      Interest Expense, net of interest
        capitalized (in thousands) . . .   $ 14,781  $ 15,303  $ 13,694
                                           ========  ========  ========

      The decrease in interest expense in 1996 as compared to 1995 is primarily attributable to the 1996 capitalization of interest related to oil and gas development properties, offset by a $1.9 million write-off of unamortized financing expenses due to the renegotiation of the Company's revolving credit facility during 1996. Noncash interest expense also includes amortization of discount and deferrals associated with the 8% Senior Subordinated Convertible Debentures due 1998 which for the year ended December 31, 1996 was $2.2 million.

      Despite a decrease in the average principal debt balance outstanding during 1995 as compared to 1994 due to the refinancing of the Company's previous principal credit facility with ING Bank in the fourth quarter of 1995 as well as the repayment of scheduled principal payments on the Company's long-term obligations, interest expense increased by $1.6 million. This increase is primarily attributable to the purchase of certain notes and interest relating to the lease debt outstanding for the previously leased rigs, "C.E. THORNTON" and "GEORGE H. GALLOWAY" in the latter part of 1994. Noncash interest expense attributable to amortization of discount and deferrals associated with the 8% Senior Subordinated Convertible Debentures due 1998 and the 8% Convertible Subordinated Debentures which were repaid in the fourth quarter of 1995 for the year ended December 31, 1995 was $4 million.

                                             Years Ended December 31,
                                           ----------------------------
                                             1996      1995      1994
                                           --------  --------  --------
      Interest Income (in thousands) . . . $  2,185  $  1,832  $  3,263
                                           ========  ========  ========

      Interest income increased $.4 million in 1996 as compared to 1995 primarily due to interest earned on an increased average cash and cash equivalents balance. Conversely, interest income decreased $1.4 million in 1995 as compared to 1994 due to interest earned on a decreased average cash and cash equivalents balance.

                                             Years Ended December 31,
                                           ---------------------------
                                             1996      1995      1994
                                           --------  --------  --------
      Other Income (Expenses),
         Net (in thousands) . . . . . . .  $ (2,272) $ (2,008) $ (2,647)
                                           ========  ========  ========

      For 1996, other, net included $1.2 million of expenses associated with the business combination discussions with Transocean and a $1 million expense for the change in the estimate of the reserve for prior workers compensation claims.

      For 1995, other, net included $1.2 million of expenses associated with the business combination discussions with Sonat Offshore.

      For 1994, other, net included the recognition of a $1.2 million loss associated with interests in the exploration and production of oil and gas, a $.8 million expense for the change in the estimate of the reserve for prior workers compensation claims and a $.7 million loss on the sale of a cash investment due to the decline in the market value.

                                             Years Ended December 31,
                                           ----------------------------
                                             1996      1995      1994
                                           --------  --------  --------
      Income Tax Expense (in thousands) .  $  7,884  $  2,824  $  4,093
                                           ========  ========  ========

      Income tax expense for 1996 increased as compared to 1995 primarily due to the increase in the Company's pretax income.

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

                                             Years Ended December 31,
                                           ----------------------------
                                             1996      1995      1994
                                           --------  --------  --------
      Minority Interest (in thousands) .   $ (6,684) $ (1,522) $    850
                                           ========  ========  ========

      Minority interest relates primarily to the results of Arcade Drilling and the percentage attributable to stockholders other than the Company. Arcade Drilling reported income in 1996 and 1995 of $26.3 and $5.6 million, respectively and a loss of $3 million in 1994. The ownership percentage attributable to stockholders other than the Company was 25.6%, 25.7% and 26.1% for the years ending December 31, 1996, 1995 and 1994, respectively.

      The impact of inflation on the Company's operations for the three years ended December 31, 1996 has not been material.

FORWARD LOOKING STATEMENTS AND ASSUMPTIONS

      This Annual Report on Form 10-K may contain or incorporate by reference certain forward-looking statements, including by way of illustration and not of limitation, statements relating to liquidity, revenues, expenses, margins and contract rates and terms. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward-looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material changes. Such assumptions include the contract status of the Company's offshore units, general market conditions prevailing in the offshore drilling industry (including daily rates and utilization) and various other trends affecting the offshore drilling industry, including world oil prices, the exploration and development programs of the Company's customers, the actions of the Company's competitors and economic conditions generally.


Item 8.  Financial Statements and Supplementary Data

                 READING & BATES CORPORATION AND SUBSIDIARIES

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Reading & Bates Corporation

      We have audited the accompanying consolidated balance sheets of Reading & Bates Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reading & Bates Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Arthur Andersen LLP

Houston, Texas
January 27, 1997


                           READING & BATES CORPORATION
                                 AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                            December 31, 1996 and 1995
                                  (in thousands)

                                                     1996        1995
                                                  ---------   ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $  59,089   $  36,171
  Accounts receivable:
   Trade, net                                        57,277      41,324
   Other                                              6,452       4,815
  Materials and supplies inventory                   13,369       8,911
  Other current assets                                3,903       4,567
                                                  ---------   ---------
   Total current assets                             140,090      95,788
                                                  ---------   ---------
PROPERTY AND EQUIPMENT:
  Drilling                                          896,609     756,147
  Other                                              57,640      29,898
                                                  ---------   ---------
   Total property and equipment                     954,249     786,045
  Accumulated depreciation                         (296,620)   (280,440)
                                                  ---------   ---------
   Net property and equipment                       657,629     505,605
                                                  ---------   ---------
DEFERRED CHARGES AND OTHER ASSETS                    10,471       4,387
                                                  ---------   ---------
TOTAL ASSETS                                      $ 808,190   $ 605,780
                                                  =========   =========

  The accompanying notes are an integral part of the consolidated financial statements.


                            READING & BATES CORPORATION
                                  AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET
                              December 31, 1996 and 1995
                         (in thousands except share amounts)


                                                     1996        1995
                                                  ---------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term obligations                          $       -   $  12,000
  Long-term obligations due within
   one year                                          11,500      18,333
  Accounts payable - trade                           21,961       3,639
  Accrued liabilities                                21,671      20,518
                                                  ---------   ---------
    Total current liabilities                        55,132      54,490

LONG-TERM OBLIGATIONS                               207,578      95,040

OTHER NONCURRENT LIABILITIES                         52,091      51,718

DEFERRED INCOME TAXES                                   635       2,977
                                                  ---------   ---------
   Total liabilities                                315,436     204,225
                                                  ---------   ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                    46,147      44,504
                                                  ---------   ---------
STOCKHOLDERS' EQUITY:
  $1.625 convertible preferred stock,
   $1.00 par value, 2,990,000 shares
   authorized, 2,985,000 shares issued
   and outstanding at December 31, 1995                   -       2,985
  Common stock, $.05 par value,
   425,000,000 shares authorized,
   71,887,896 shares and 61,900,408
   shares issued and outstanding at
   December 31, 1996 and 1995,
   respectively                                       3,594       3,095
  Capital in excess of par value                    389,907     362,910
  Retained earnings (deficit) from
   March 31, 1991                                    71,268      (3,017)
  Other                                             (18,162)     (8,922)
                                                  ---------   ---------
   Total stockholders' equity                       446,607     357,051
                                                  ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 808,190   $ 605,780
                                                  =========   =========


  The accompanying notes are an integral part of the consolidated financial statements.


                           READING & BATES CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except per share amounts)

                                           Years Ended December 31,
                                      ---------------------------------
                                         1996        1995       1994
                                      ---------   ---------   ---------
OPERATING REVENUES                    $ 290,223   $ 212,795   $ 169,058
                                      ---------   ---------   ---------
COSTS AND EXPENSES:
  Operating expenses                    126,708     127,070     122,981
  Depreciation                           33,584      30,369      28,909
  General and administrative             22,579      17,139      17,993
                                      ---------   ---------   ---------
   Total costs and expenses             182,871     174,578     169,883
                                      ---------   ---------   ---------
OPERATING INCOME (LOSS)                 107,352      38,217        (825)
                                      ---------   ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense, net of
    interest capitalized                (14,781)    (15,303)    (13,694)
  Interest income                         2,185       1,832       3,263
  Other, net                             (2,272)     (2,008)     (2,647)
                                      ---------   ---------   ---------
Total other income (expense)            (14,868)    (15,479)    (13,078)
                                      ---------   ---------   ---------
INCOME (LOSS) BEFORE INCOME TAX
 EXPENSE, MINORITY INTEREST AND
 EXTRAORDINARY GAIN                      92,484      22,738     (13,903)

INCOME TAX EXPENSE                        7,884       2,824       4,093

MINORITY INTEREST                        (6,684)     (1,522)        850
                                      ---------   ---------   ---------
INCOME (LOSS) BEFORE EXTRAORDINARY
 GAIN                                    77,916      18,392     (17,146)

EXTRAORDINARY GAIN                            -       3,430           -
                                      ---------   ---------   ---------
NET INCOME (LOSS)                        77,916      21,822     (17,146)

DIVIDENDS ON PREFERRED STOCK              3,631       4,855       4,859
                                      ---------   ---------   ---------
NET INCOME (LOSS) APPLICABLE
 TO COMMON STOCKHOLDERS               $  74,285   $  16,967   $ (22,005)
                                      =========   =========   =========
PRIMARY NET INCOME (LOSS) PER
 COMMON SHARE:
  INCOME (LOSS) BEFORE
   EXTRAORDINARY GAIN                 $    1.15   $     .22   $    (.39)
  EXTRAORDINARY GAIN                          -         .06           -
                                      ---------   ---------   ---------
    NET INCOME (LOSS)                 $    1.15   $     .28   $    (.39)
                                      =========   =========   =========
FULLY DILUTED NET INCOME PER
 COMMON SHARE                         $    1.10   $       -   $       -
                                      =========   =========   =========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
   PRIMARY                               64,620      60,208      56,900
                                      =========   =========   =========
   FULLY DILUTED                         71,027           -           -
                                      =========   =========   =========


    The accompanying notes are an integral part of the consolidated financial statements.



                           READING & BATES CORPORATION
                                 AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in thousands)

                                               Years Ended December 31,
                                          ---------------------------------
                                             1996        1995        1994
                                          ---------   ---------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net income (loss)                      $  77,916   $  21,822   $ (17,146)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation                           33,584      30,369      28,909
      Loss (gain) on dispositions
       of property and equipment             (5,185)        650      (1,982)
      Recognition of deferred expenses        5,123       7,051       4,640
      Deferred compensation                   3,230         167         265
      Extraordinary gain from
       extinguishment of debt                     -      (3,430)          -
      Minority interest in income (loss)
       of consolidated subsidiaries           6,684       1,522        (850)
      Changes in assets and liabilities:
        Accounts receivable, net            (17,058)     (8,685)      2,973
        Materials and supplies inventory     (2,319)       (490)        288
        Deferred charges and other assets    (9,559)     (7,880)     (3,678)
        Accounts payable - trade              2,456      (8,759)      4,742
        Accrued interest                      3,154       4,472       4,000
        Accrued lease expense                     -           -       3,344
        Accrued liabilities                     (72)      1,367       4,692
        Income taxes                          1,075         462       1,649
        Other, net                            3,897      (4,153)     (1,074)
                                          ---------   ---------   ---------
          Net cash provided by
           operating activities             102,926      34,485      30,772
                                          ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Dispositions of property
    and equipment                             9,169      49,946         141
   Purchases of property and equipment,
    net of noncash items                   (177,130)    (51,906)    (38,424)
   Decrease (increase) in investments
    in and advances to unconsolidated
    investees                                (1,243)       (310)        209
   Business acquisitions                          -      (1,229)    (10,738)
                                          ---------   ---------   ---------
         Net cash used in investing
           activities                      (169,204)     (3,499)    (48,812)
                                          ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (payments) from short-
    term obligations                        (12,000)    (12,222)      9,487
   Net proceeds from revolving
    credit facility                         146,000      20,000           -
   Proceeds from long-term obligations            -      30,000           -
   Principal payments on long-term
    obligations                             (42,500)    (73,057)    (24,654)
   Exercise of stock options                  6,446       3,000           -
   Dividends paid on preferred stock         (3,631)     (4,855)     (4,859)
   Distribution to minority shareholders
    of consolidated subsidiaries             (5,119)          -           -
                                          ---------   ---------   ---------
          Net cash provided by (used in)
           financing activities              89,196     (37,134)    (20,026)
                                          ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                        22,918      (6,148)    (38,066)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                           36,171      42,319      80,385
                                          ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                              $  59,089   $  36,171   $  42,319
                                          =========   =========   =========
Supplemental Cash Flow Disclosures:
  Interest paid, net of capitalized
    interest                              $   9,391   $  11,874   $   9,368
  Income taxes paid                       $   4,609   $   2,975   $   3,877
  Noncash investing activities:
   Purchase of property and equipment
    in exchange for equity or debt        $  15,866   $  36,708   $  24,324


    The accompanying notes are an integral part of the consolidated financial statements.


                         READING & BATES CORPORATION
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 For the Three Years Ended December 31, 1996
                                (in thousands)

                                        Convertible
                                         Preferred
                                           Stock            Common Stock
                                      ----------------    -----------------
                                      Shares   Amount     Shares    Amount
                                      ------  --------    ------   --------
 Balances at December 31, 1993        2,990   $  2,990    55,489   $  2,774

 Net loss
 Dividends paid on preferred stock
 Purchase of leased drilling units                         4,230        212
 Activity in Company stock plans
 Additional minimum liability
 Other                                                        (8)
                                      -----   --------    ------   --------
 Balances at December 31, 1994        2,990      2,990    59,711      2,986

 Net income
 Dividends paid on preferred stock
 Conversion of preferred stock           (5)        (5)       14          1
 Purchase of drilling unit                                 1,232         62
 Activity in Company stock plans                             407         20
 Restricted stock grant                                      544         27
 Additional minimum liability
 Other                                                        (8)        (1)
                                      -----   --------    ------   --------
 Balances at December 31, 1995        2,985      2,985    61,900      3,095

 Net income
 Dividends paid on preferred stock
 Conversion of preferred stock       (2,985)    (2,985)    8,650        433
 Activity in Company stock plans                             848         42
 Restricted stock grant                                      489         24
 Additional minimum liability
 Other                                                         1
                                      -----   --------    ------   --------
 Balances at December 31, 1996            -   $      -    71,888   $  3,594
                                      =====   ========    ======   ========



                        READING & BATES CORPORATION
                              AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                For the Three Years Ended December 31, 1996
                               (in thousands)

                                          Capital in  Retained
                                          Excess of   Earnings
                                          Par Value  (Deficit)     Other
                                          ---------   --------   ---------
 Balances at December 31, 1993            $ 312,916   $  2,021   $  (1,158)

 Net loss                                              (17,146)
 Dividends paid on preferred stock                      (4,859)
 Purchase of leased drilling units           24,112
 Activity in Company stock plans                507                    265
 Additional minimum liability                                         (342)
 Other                                         (129)                    (3)
                                          ---------   --------   ---------
 Balances at December 31, 1994              337,406    (19,984)     (1,238)

 Net income                                             21,822
 Dividends paid on preferred stock                      (4,855)
 Conversion of preferred stock                    4
 Purchase of drilling unit                   14,643
 Activity in Company stock plans              3,107                    168
 Restricted stock grant                       7,524                 (7,551)
 Additional minimum liability                                         (307)
 Other                                          226                      6
                                          ---------   --------   ---------
 Balances at December 31, 1995              362,910     (3,017)     (8,922)

 Net income                                             77,916
 Dividends paid on preferred stock                      (3,631)
 Conversion of preferred stock                2,525
 Activity in Company stock plans             10,710                    115
 Restricted stock grant                      13,756                (10,588)
 Additional minimum liability                                        1,233
 Other                                            6
                                          ---------   --------   ---------
 Balances at December 31, 1996            $ 389,907   $ 71,268   $ (18,162)
                                          =========   ========   =========

The accompanying notes are an integral part of the consolidated financial statements.


                         READING & BATES CORPORATION
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            CONSOLIDATION - The consolidated financial statements include the accounts of Reading & Bates Corporation ("Reading & Bates") and its subsidiaries, including its majority-owned subsidiary Arcade Drilling AS ("Drilling") (collectively, the "Company"). As of December 31, 1996, Reading & Bates owned approximately 74.4% of the outstanding stock of Drilling (see Note B). Investments in unconsolidated investees are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated.

            CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1996, $20.1 million of the cash and cash equivalents balance related to Drilling. Such cash and cash equivalents balance is available to Drilling for all purposes subject to certain debt covenants under an amended credit facility provided by The Chase Manhattan Bank, N.A. ("Chase Manhattan") which requires the maintenance of a minimum of $1.5 million in liquid assets ($10 million if Drilling can not annually provide to the lenders satisfactory contractual commitments for the employment of both its drilling units for the next twelve months) and allows Drilling to declare dividends or distributions to stockholders provided that at least one of its drilling units is employed pursuant to its current contract with no notice of cancellation received and $1.5 million of liquid assets remain after payment of such distribution. Drilling declared a distribution of approximately $14.3 million in the first quarter of 1996, of which the Company received approximately $10.6 million.

            MATERIALS AND SUPPLIES INVENTORY - Materials and supplies are stated at the lower of average cost or market.

           PROPERTY AND EQUIPMENT - Property and equipment are recorded at historical cost as adjusted in the Company's quasi-reorganization in 1989. Reading & Bates' mobile offshore units are depreciated under either the
   units-of-production  method  or  the   straight-line  method.    Drilling's
   drilling units are depreciated under the straight-line method. Estimated useful lives for mobile offshore equipment range from three to twenty-five
   years.   Gain  (loss) on disposal  of properties  is credited  (charged) to
   income.     In  1995, the  Company  purchased an  approximate  20%  working interest in the Green Canyon 254 Allegheny oil and gas development project in the U.S. Gulf of Mexico from the operator, Enserch Exploration, Inc. (see Note D). In 1996, the Company entered into an agreement with Santa Fe Energy Resources to explore five oil and gas prospects also in the U. S.
   Gulf  of Mexico.    As of  December  31, 1996,  none of  such  oil and  gas
   interests  had entered the production stage and the Company had accumulated
   costs related to the  interests of approximately $50.3   million which  are
   included in Property and Equipment, Other. Depending on prices, reserve developments and accounting policies adopted, the Company could experience a future impairment charge.

           STOCKHOLDERS' EQUITY - The Company's accumulated deficit at March 31, 1991 was eliminated as a result of the Company's recapitalization in 1991.

           INCOME TAXES - Deferred income taxes are recognized for revenues and expenses reported in different years for financial statement purposes and income tax purposes.

           REVENUE RECOGNITION - Revenues are recognized as they are earned. Proceeds associated with the early termination of a contract for a mobile offshore unit are recorded as deferred income and recognized as contract revenues over the remaining term of the contract or until such time as the
   mobile  offshore unit begins  a new contract.   There were  no such amounts
   deferred  at  December 31,  1996 or  1995.    In  addition,  when a  unit's
   mobilization revenue exceeds the cost of the mobilization by a significant amount, the Company recognizes the excess as contract revenue during the contract preparation and mobilization period on a dayrate basis. If there is revenue that has not been recognized by the time the unit has arrived on location the remaining amount is recognized over the primary term of the contract.

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

           CAPITALIZED INTEREST - The Company capitalizes interest applicable to the acquisition, exploration and development of offshore oil and gas properties as a cost of such assets. Interest capitalized for the years ended December 31, 1996 and 1995 was $2.7 million and $.5 million, respectively and is shown net of interest expense in the Consolidated Statement of Operations.

           FOREIGN CURRENCY TRANSACTIONS - The net gains and losses resulting from foreign currency transactions included in determining net income amounted to a net gain of $.8 million in 1996, a net loss of $.8 million in 1995, and a net loss of $.6 million in 1994. The Company may enter into forward exchange contracts to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. In the third quarter of 1996, the Company entered into a short-term foreign exchange forward contract to hedge a firm commitment relating to the purchase of equipment. This contract is intended to reduce currency risk from exchange rate movements. Gains and losses are deferred and accounted for as part of the underlying transaction. At December 31, 1996, the Company had outstanding forward exchange contracts to purchase Danish kroner totalling approximately $8.2 million. During 1995 and 1994 the Company did not enter into any forward exchange contracts.

           EXTRAORDINARY  GAIN  - In  December 1995,  the  Company recorded an
   extraordinary  gain  of  $3,430,000  for  the  extinguishment  of   a  debt
   obligation.

           NET INCOME (LOSS) PER COMMON SHARE - Primary net income (loss) per common share is computed by dividing net income (loss), after deducting the preferred stock dividend, by the weighted average number of common shares outstanding during the period. Fully diluted net income per common share assumes the conversion of the preferred stock at the beginning of the period and is computed by dividing net income by the weighted average number of common shares outstanding during the period and the additional shares from the assumption of the conversion of the preferred stock. The effects of common equivalent shares were antidilutive or immaterial for all periods presented and, accordingly, no adjustment was made for these common equivalent shares. The computation of fully diluted net income (loss) per share in 1995 and 1994 is not presented as the results are antidilutive.

           CONCENTRATION OF CREDIT RISK - The Company maintains cash balances with commercial banks throughout the world. The Company's cash equivalents generally consist of commercial paper, money-market mutual funds and interest-bearing deposits with strong credit rated financial institutions and generally mature within three months, therefore, bearing minimal risk. However, in 1994 the Company incurred a $.7 million loss on the sale of a cash investment due to the decline in the market value. No losses were incurred during 1995 and 1996.

           The Company's revenues were generated primarily from its mobile offshore units. Revenues can be generated from a small number of customers which are primarily major U.S. oil and gas companies or their subsidiaries and foreign government-owned oil and gas companies. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company's allowance for doubtful accounts at December 31, 1996 and 1995 was $1,891,000 and $1,123,000, respectively.

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

           LIQUIDITY - As of December 31, 1996, the Company's total consolidated cash and cash equivalents were $59.1 million. Of this amount, approximately $20.1 million is restricted from the Company's use outside of Drilling (see CASH AND CASH EQUIVALENTS above). The Company's management currently expects that its cash flow from operations, in combination with cash on hand, funds available under its existing credit facility and other sources, including new debt, new equity, asset disposals and/or by proper scheduling of its planned capital or other expenditures, will be sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital expenditures, debt and other payment obligations.

           NEWLY ISSUED ACCOUNTING STANDARDS - In March 1995, Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121") was issued. SFAS 121, which became effective in 1996, requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable, and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. In 1995, the Company adopted SFAS 121 which had no effect on the Company's consolidated results of operations or financial position.

           In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") was issued. SFAS 123 requires either recognition of compensation expense in the financial statements for those companies that adopt the fair value based accounting method or expanded disclosure of pro forma net income and earnings per share information for those companies that retain the current accounting method set forth in Accounting Principles Board (APB) Opinion 25,
   Accounting for Stock Issued to Employees. The Company follows the accounting method set forth in APB 25 and in 1996 included the expanded disclosure requirements (See Note I).

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

(B)  INVESTMENT IN ARCADE

           ARCADE ACQUISITION - In June 1991, as part of its strategy of emphasizing geographic diversification and "fourth-generation" semisubmersible drilling technology, the Company began acquiring the stock of Arcade Shipping AS ("Shipping") and Drilling, both of which are Norwegian companies (the "Arcade Acquisition"). Beginning with the first quarter of 1992, the Company began to consolidate the accounts of Drilling and Shipping into the consolidated financial statements of the Company. Drilling owns the "HENRY GOODRICH" and the "PAUL B. LOYD, JR.", two fourth-generation semisubmersible drilling units. Shipping, which the Company sold its ownership interest in June 1994, had two principal lines of operations, the shipping operations which included owning and chartering vessels and the drilling operations which principally consisted of the ownership of approximately 46.2% of the outstanding stock of Drilling. The shipping operations of Shipping had been accounted for as discontinued operations until June 1994, when the Company completed a transaction which consisted of the Company selling its entire 82.6%
   ownership in Shipping for approximately $27.8 million, purchasing from Shipping its entire 46.2% ownership in Drilling and equity securities in Dragon Oil for approximately $45.4 million and Shipping repaying a loan of approximately $12.9 million to the Company. This transaction resulted in a net cash outflow of $4.7 million.

           The Arcade Acquisition has been funded through short-term financing, a private placement of both preferred and common stocks and the Company's working capital. As of December 31, 1996, the Company had acquired approximately 74.4% of the outstanding stock of Drilling, at an accumulated cost of approximately $102.9 million net of a $10.6 million distribution to the Company declared by Drilling in the first quarter of 1996.

           DISCONTINUED OPERATIONS OF SHIPPING - On June 22, 1994, the Company sold its entire ownership in Shipping (see above). Shipping's operating revenues and net loss from January 1, 1994 to the date of sale were approximately $6.5 million and $2 million, respectively.

(C)  LONG-TERM OBLIGATIONS

           Long-term obligations at December 31, 1996 and 1995 consisted of the following (in thousands):

                                                         1996        1995
                                                      ---------    --------
         Christiania Bank (1)                         $ 166,000    $ 20,000
         Chase Manhattan (2)                             32,500      42,500
         8% Senior Subordinated Convertible
          Debentures due December 1998
          ("New Debentures") (3)                         13,078      10,873
         Deferred payment obligation (4)                  7,500      10,000
         The CIT Group (5)                                    -      30,000
                                                      ---------    --------
           Total                                        219,078     113,373

         Less long-term obligations due
          within one year                               (11,500)    (18,333)
                                                      ---------    --------
         Long-term obligations                        $ 207,578    $ 95,040
                                                      =========    ========
--------------------------

  (1) In November 1995, the Company entered into a credit facility agreement with Christiania Bank og Kreditkasse (the "CBK Facility") as agent for a syndicate of banks (including itself). During 1996, the CBK Facility was renegotiated with an expanded bank group and currently consists of a $300 million reducing revolving credit facility to be utilized for revolving loans and/or issuance of standby letters of credit (subject to a maximum of $30 million) (see Note E). The CBK Facility shall be reduced/repaid by five semi-annual installments of $25 million commencing in May 1999 and one final reduction/repayment of $175 million in November 2001 and bears interest at the London Interbank Offered Rate ("LIBOR") (5.625% at December 31, 1996) plus .85%. In addition, a fee of .85% per annum is paid on outstanding letters of credit and a commitment fee of .35% per annum is paid on the unused portion of the CBK Facility. At December 31, 1996, there were no letters of credit outstanding under the CBK Facility, leaving $134 million available for revolving loans and/or issuance of standby letters of credit (maximum of $30 million). The CBK Facility contains covenants which require the Company to meet certain ratios and working capital conditions, and is collateralized by vessel mortgages on thirteen of the drilling units owned by the Company, related assignments of insurance and earnings, and a pledge of the Company's shares of stock of Drilling.

  (2) The adjusted payment terms of this bank obligation of Drilling provide for repayment of principal in seventeen semiannual installments which commenced in  August  1991  and bears  interest  at  LIBOR  (5.625%  at
       December 31, 1996) plus .45%. Drilling had also entered into an interest rate swap agreement which ended in August 1996. The bank obligation is collateralized by the drilling units "HENRY GOODRICH" and "PAUL B. LOYD, JR.", related assignments of insurance and drilling contracts, and receivables. The amended loan agreement requires Drilling to maintain liquid assets of at least $1.5 million ($10 million if Drilling can not annually provide to the lenders satisfactory contractual commitments for the employment of both its drilling units for the next twelve months). It is also an event of default should circumstances arise which give reasonable grounds in the opinion of the bank syndicate for the belief that Drilling may not (or may be unable to) perform or comply with its obligation.

  (3) The New Debentures are convertible into the Company's common stock at $37.035 per share. Accrued interest associated with the New
       Debentures at December 31, 1996 and 1995, was $11,904,000 and $11,907,000, respectively. The New Debentures were recorded at amounts equal to the net present value of their respective future cash payments required, discounted at 15%, which is the interest rate the Company believes it would have been required to pay to obtain financing of a similar nature from other sources during 1991. Based on limited information available to the Company, the recorded amounts of the New Debentures at December 31, 1996 approximate their fair market value. The face amount of the New Debentures and the related unamortized discount at December 31, 1996 totalled $18,599,000 and $5,521,000, respectively. The face amount of the New Debentures and the related unamortized discount at December 31, 1995 totalled $18,605,000 and $7,732,000 respectively. During 1996, $5,500 (face amount) of New Debentures plus accrued interest through December 31, 1995 were converted into 243 shares of the Company's common stock. During 1995, there were no conversions of New Debentures to common stock.

  (4) In September 1995, the Company entered into a $10 million deferred payment obligation in connection with the purchase of the support vessel "IOLAIR". The deferred payment obligation bears interest at a fixed rate of 8%. A principal repayment of $2.5 million was paid in September 1996 and payments of $7 million and $.5 million are due in September 1998 and September 2000, respectively. The obligation is collateralized by a vessel mortgage on the support vessel "IOLAIR".

  (5)  In May 1995,  the Company  entered into  a $25  million loan  agreement with The CIT Group/Equipment Financing, Inc. In December 1995, the Company borrowed an additional $5 million under such loan agreement. In November 1996, the loan was repaid in full from proceeds of the CBK Facility (see above). The loan bore interest at the one month LIBOR plus 2.5%. Principal repayments were $5,416,667 in November 1996, 34 monthly installments of $416,667 to have commenced in December 1996 and one payment of $10,416,655 in October 1999. The loan agreement contained covenants which required the Company to meet certain financial conditions, including, among others, a cash flow coverage ratio and a long-term debt to total assets ratio, and was collateralized by vessel mortgages on two of the drilling units owned by the Company and related assignments of insurance and earnings.

          Aggregate annual maturities of long-term obligations, (including the current portion) for the next five years are as follows (in thousands):

               1997                                     $  11,500
               1998                                        38,599
               1999                                         8,000
               2000                                           500
               2001                                       166,000
                                                        ---------
                                                          224,599
               Less the unamortized discount
                 on the New Debentures                     (5,521)
                                                        ---------
               Total long-term obligations and long-
                 term obligations due within one year
                 at December 31, 1996                   $ 219,078
                                                        =========

(D)  SHORT-TERM OBLIGATIONS

          In October 1995, the Company entered into a $12 million short-term obligation with Enserch Exploration, Inc. for the purchase of an approximate 20% working interest in an oil and gas development project (see PROPERTY AND EQUIPMENT of Note A). The obligation bore interest at 8.56% and two principal repayments of $6 million were made in March 1996 and September 1996.

(E)  COMMITMENTS AND CONTINGENCIES

          CAPITAL EXPENDITURES - At December 31, 1996, the Company had purchase commitments of $21.9 million for equipment on its mobile offshore units.

          OPERATING LEASES - The Company has operating leases covering premises and equipment. Certain operating leases contain renewal options and have options to purchase the asset at fair market value at the end of the lease term. Net rent expense amounted to $9.5 million (1996), $2.3 million (1995) and $11.2 million (1994). As of December 31, 1996, future minimum rental payments relating to operating leases were as follows (in thousands):

                      1997      1998    1999      2000     2001  Thereafter
                    --------  -------  -------  -------  -------  --------
   Drilling Unit    $  8,337  $ 8,337  $ 8,337  $ 8,337  $ 8,337  $ 32,655
   Other               1,735    1,286      147       57        9         -
                    --------  -------  -------  -------  -------  --------
   Total            $ 10,072  $ 9,623  $ 8,484  $ 8,394  $ 8,346  $ 32,655
                    ========  =======  =======  =======  =======  ========

          In November 1995, the Company entered into a sale/lease-back of the "M. G. HULME, JR.". As part of this transaction the Company agreed to lease the drilling unit for ten years and could receive up to $60 million in cash, inclusive of a $10 million funding provision for upgrades. As of December 31, 1996, the Company had received $58.9 million. The lease-back is accounted for as an operating lease and a deferred gain of $7.4 million was recorded and is being amortized over the life of the lease (see Note F).

          In the third quarter of 1994, the Company purchased certain notes and interests relating to the lease debt outstanding associated with the operating leases of the drilling units "GEORGE H. GALLOWAY" and "C.E. THORNTON", and the secured contingent obligations associated with the capital lease of the "F.G. McCLINTOCK". Total consideration for the transaction was approximately $36.5 million which consisted of the Company paying cash of approximately $12.2 million and issuing 4,230,235 shares of the Company's common stock, par value $.05 per share, totalling approximately $24.3 million at then prevailing stock prices. Since, through such purchases, the Company now controls and has effective ownership of the three rigs, it recorded the purchase of the notes and interests as purchases of the rigs. The Company now has title to the "GEORGE H. GALLOWAY" and "F. G. McCLINTOCK" and expects to acquire title to the "C. E. THORNTON" in March 1997.

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

          DRILLSHIP PROJECT - In October 1996, the Company and an affiliate of Conoco Inc. formed a 50/50 joint venture to build and operate a dynamically positioned drillship capable of drilling at water depths up to 10,000 feet. Samsung Heavy Industries of Korea has been awarded the contract to construct the vessel at a current estimated cost of $220 million plus capitalized interest. Immediately following the delivery of the drillship, which is expected to be in 1998, it will commence a five year drilling program in the deep water of the U.S. Gulf of Mexico.

          NIC FINANCING - In December 1996, a wholly owned subsidiary of the Company entered into a five year $38 million loan agreement with Nissho Iwai Europe PLC ("NIC"). The Company expects to receive the funds in the first quarter of 1997, subject to the finalization of the agreement. The loan will be collateralized by a vessel mortgage on the "SEILLEAN" without recourse to the Company and shall bear interest at LIBOR plus 2%. Principal repayments will be monthly based on the greater of the excess cash flow of the "SEILLEAN" or the outstanding principal balance divided by the remaining period of the loan. In addition, NIC has the option to purchase up to 10% of the ownership in the "SEILLEAN", any time prior to three years after the Company has received the funds from NIC, at a minimum price of $4.2 million.

          LITIGATION - In November 1988, a lawsuit was filed in the U.S. District Court for the Southern District of West Virginia against Reading & Bates Coal Co., a wholly owned subsidiary of the Company, by SCW Associates, Inc. claiming breach of an alleged agreement to purchase the stock of Belva Coal Company, a wholly owned subsidiary of Reading & Bates Coal Co. with coal properties in West Virginia. When those coal properties were sold in July 1989 as part of the disposition of the Company's coal operations, the purchasing joint venture indemnified Reading & Bates Coal Co. and the Company against any liability Reading & Bates Coal Co. might incur as the result of this litigation. A judgment for the plaintiff of $32,000 entered in February 1991 was satisfied and Reading & Bates Coal Co. was indemnified by the purchasing joint venture. On October 31, 1990, SCW Associates, Inc., the plaintiff in the above-referenced action, filed a separate ancillary action in the Circuit Court, Kanawha County, West Virginia against the Company and a wholly owned subsidiary of Reading & Bates Coal Co., Caymen Coal, Inc. (former owner of the Company's West
   Virginia coal properties), as well as the joint venture, Mr. William B. Sturgill personally (former President of Reading & Bates Coal Co.), three other companies in which the Company believes Mr. Sturgill holds an equity interest, two employees of the joint venture, First National Bank of Chicago and First Capital Corporation. The lawsuit seeks to recover compensatory damages of $50 million and punitive damages of $50 million for alleged tortious interference with the contractual rights of the plaintiff and to impose a constructive trust on the proceeds of the use and/or sale of the assets of Caymen Coal, Inc. as they existed on October 15, 1988. Subsequently, the court entered an order dismissing the Company's indirect subsidiary. The Company intends to defend its interests vigorously and believes the damages alleged by the plaintiff in this action are highly exaggerated. In any event, the Company believes that it has valid defenses and that it will prevail in this litigation.

          The Company was one of the defendants in certain litigation brought in July 1984 by the Cheyenne-Arapaho Tribes of Oklahoma in the U.S. District Court for the Western District of Oklahoma, seeking to set aside two communitization agreements with respect to three leases involving tribal lands in which the Company previously owned interests and to have those leases declared expired. In June 1989, the U.S. District Court entered an interim order in favor of the plaintiffs. On appeal, the U.S. Court of Appeals for the Tenth Circuit upheld the decision of the trial court and petitions for rehearing of that decision were denied. Petitions for writs of certiorari filed by the parties with the U.S. Supreme Court were denied, and the case was remanded to the trial court for determination of damages. In June 1996, this matter was settled, and the litigation was dismissed with prejudice, without significant financial statement impact.

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

          EMPLOYMENT CONTRACTS - The Company has committed under employment contracts to provide each of two key executives with severance benefits (the aggregate of such benefits to both executives amounting to approximately $3.7 million) which vest in September 2003 or earlier if an entity in which each such executive has an interest reduces its ownership of the Company's common stock below a specified level and such executive gives notice of termination of his employment in accordance with the terms of his employment contract. The Company amortizes the cost of the severance benefits over the ten year period from September 1993 to September 2003, unless the relevant reduction of stock ownership and termination of employment occurs prior to September 2003 in which case the unamortized severance cost would be expensed. In the second quarter of 1996, one of the two key executives gave such notice of termination following the relevant reduction of stock ownership by the entity in which he had an interest. In the same period, the Company paid the key executive severance benefits in accordance with his employment contract and expensed the related unamortized severance cost of approximately $.6 million. The unaccrued severance benefits for the remaining key executive at December 31, 1996 was approximately $2 million.

          LETTERS OF CREDIT - At December 31, 1996, the Company had letters of credit outstanding and unused totalling $18.3 million and $31.7 million, respectively (see Note C). At December 31, 1995, the Company had letters of credit outstanding and unused totalling $13.3 million and $21.7 million, respectively.

(F)  ACCRUED LIABILITIES AND OTHER NONCURRENT LIABILITIES

          The components of "Accrued liabilities" at December 31, 1996 and 1995 were as follows (in thousands):

                                                1996        1995
                                              --------   --------
            Accrued expenses - general        $ 13,759   $ 11,051
            Accrued interest expense             2,807      2,657
            Other                                5,105      6,810
                                              --------   --------
            Total                             $ 21,671   $ 20,518
                                              ========   ========

            The components of "OTHER NONCURRENT LIABILITIES" at December 31, 1996 and 1995 were as follows (in thousands):

                                                        1996      1995
                                                      --------  --------
      Postretirement benefit obligations              $ 15,697  $ 15,993
      Accrued interest expense related to
       the New Debentures                               10,416    10,410
      Deferred gain on sale of drilling unit             6,465     7,229
      Net liabilities associated with
       discontinued operations                           6,236     5,818
      Foreign income taxes                               5,954     5,893
      Pension obligations                                3,982     5,090
      Other                                              3,341     1,285
                                                      --------  --------
      Total                                           $ 52,091  $ 51,718
                                                      ========  ========

(G)  INCOME TAXES

            Income tax expense for the years ended December 31, 1996, 1995 and 1994 consisted of the following (in thousands):

                                               1996       1995       1994
                                             --------   --------   --------
            Current:
                  Foreign                    $  5,079   $  2,395   $  3,825
                  Federal                         441        527          -
                                             --------   --------   --------
            Total current                       5,520      2,922      3,825
            Deferred                            2,364        (98)       268
                                             --------   --------   --------
                  Total                      $  7,884   $  2,824   $  4,093
                                             ========   ========   ========

            The domestic and foreign components of income (loss) before income taxes for the years ended December 31, 1996, 1995 and 1994 were as follows (in thousands):
                                               1996       1995       1994
                                             --------   --------   --------
            Domestic                         $(29,441)  $(22,028)  $(27,211)
            Foreign                           121,925     44,766     13,308
                                             --------   --------   --------
            Total                            $ 92,484   $ 22,738   $(13,903)
                                             ========   ========   ========

            The effective tax rate, as computed on income before income taxes, differs from the statutory U.S. income tax rate for the years ended December 31, 1996, 1995 and 1994 due to the following:

                                                1996      1995     1994
                                                ----      ----     ----
            Statutory rate                        35 %      35 %     35 %
            Limitation on recognition
             of tax benefits                       -         -      (35)
            Use of previously reserved
             tax benefits                        (31)      (33)       -
            Foreign tax settlement                 -        (6)       -
            Foreign tax expense                    5        16       28
            Other                                  -         -        1
                                                ----      ----     ----
            Effective rate                         9 %      12 %     29 %
                                                ====      ====     ====

            Income taxes of $4,093,000 were recognized in 1994 despite losses before income taxes. The expense resulted primarily from income tax expense incurred with respect to certain foreign operations. The Company was limited in utilization of tax benefits from investment tax credits prior to 1986 and operating losses in 1994.

            Deferred income taxes result from those transactions which affect financial and taxable income in different years. The nature of these transactions (all of which were long-term) and the income tax effect of each as of December 31, 1996 and 1995 was as follows (in thousands):

                                                  1996               1995
                                               ---------          ---------
            Deferred tax liabilities:
                Depreciation                   $ 124,059          $  99,513
                Intangible drilling costs          5,419              3,064
                                               ---------          ---------
            Total deferred tax liabilities       129,478            102,577
                                               ---------          ---------
            Deferred tax assets:
                Rig leases                        (6,255)           (15,342)
                Postretirement benefits           (5,633)            (8,183)
                Tax benefit carryforwards       (170,622)          (153,016)
                Valuation allowance               53,667             76,989
                Other                                  -                (48)
                                               ---------          ---------
            Total deferred tax assets           (128,843)           (99,600)
                                               ---------          ---------
            Net deferred tax liability         $     635          $   2,977
                                               =========          =========

            Valuation allowance reflects the possible expiration of tax benefits (primarily net operating loss carryforwards) prior to their utilization. The reduction of the valuation allowance reflects the use of tax benefit loss carryforwards.

            Recapitalizations of the Company in 1989 and 1991 resulted in ownership changes for federal income tax purposes. As a result of these ownership changes, the amount of tax benefit carryforwards generated prior to the ownership changes which may be utilized to offset federal taxable income is limited by the Internal Revenue Code to approximately $3.8 million annually plus certain built-in gains that existed as of the date of such changes. Net tax operating losses of $37,981,000 arising since the 1991 ownership change are not subject to this limitation.

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

            CONVERTIBLE PREFERRED STOCK - In July 1993, the Company effected a public offering of 2,990,000 shares of $1.625 Convertible Preferred Stock, par value $1.00 per share (the "Preferred Stock"), pursuant to which the Company raised gross proceeds of approximately $74.7 million in cash. The Preferred Stock was convertible at the option of the holder at any time into shares of the Company's common stock at a conversion rate of 2.899 shares of common stock for each share of Preferred Stock (equivalent to a conversion price of $8.625 per share of common stock), subject to adjustment in certain events. Annual dividends were $1.625 per share and were cumulative and payable quarterly commencing September 30, 1993. The Preferred Stock was redeemable at any time on or after September 30, 1996, at the option of the Company, in whole or in part, at a redemption price of $26.1375 per share, and thereafter at prices decreasing ratably annually to $25.00 per share on or after September 30, 2003, plus accrued and unpaid dividends. The Preferred Stock had a liquidation preference of $25.00 per share, plus accrued and unpaid dividends. During 1995, 5,000 shares of the Preferred Stock were converted into 14,495 shares of the Company's common stock. On August 5, 1996, the Company announced it would redeem all of the outstanding shares of its Preferred Stock on September 30, 1996 at the redemption price of $26.1375 per share. However, the majority of the Preferred Stock outstanding was converted into approximately 8.6 million shares of the Company's common stock on or before September 30, 1996 and on September 30, 1996 approximately 1,041 shares were redeemed by the Company.

            COMMON STOCK - In September 1995, the Company issued 1,232,057 shares of the Company's common stock in association with the purchase of the "J. W. McLEAN" and filed a shelf registration statement in September 1995 registering such 1,232,057 shares. The Company has been informed that all of such shares have been sold. Pursuant to the terms of registration rights agreements among the Company and certain other holders of the Company's common stock, as currently in effect, the Company was required to maintain continuously effective shelf registration statements with respect to approximately 2.5 million shares of its common stock until the earlier to occur of (i) the sale of such shares by the holders thereof or (ii) August 1, 1996 (in the case of approximately .9 million shares) or September 14, 1996 (in the case of approximately 1.6 million shares). The Company currently maintains the effectiveness of such registration statements on a voluntary basis.

            As of December 31, 1996, authorized, unissued shares of common stock were reserved for issuance as follows:

      Issuance under the Company's stock
       plans (net of forfeitures)                      2,917,387
      Conversion of 8% Senior Subordinated
       Convertible Debentures                            944,112
      Conversion of Class A Stock                             81
                                                      ----------
            Total                                      3,861,580
                                                      ==========

            Class A (Cumulative Convertible) Capital Stock (the "Class A Stock") has been included with "Capital in excess of par value" due to the insignificance of the $880 outstanding at December 31, 1996 and 1995.

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

            Net Pension costs for the years ended December 31, 1996, 1995 and 1994 included the following components (in thousands):

                                                    1996      1995      1994
                                                  -------   -------   -------
   Service cost - benefits earned during
    the year                                      $ 1,754   $ 1,355   $ 1,412
   Interest cost on projected benefit obligation    4,651     4,504     4,284
   Actual (gain) loss on plan assets               (5,221)  (10,000)    1,004
   Net amortization and deferral                     (199)    5,186    (5,953)
                                                  -------   -------  --------
   Net pension costs                              $   985   $ 1,045   $   747
                                                  =======   =======   =======

          The funded status of the plans at December 31, 1996 was as follows (in thousands):

                                              Domestic   Offshore  Replacement
                                                Plan       Plan       Plan
                                              --------   --------   --------
   Actuarial present value of
    benefit obligations:
   Vested benefit obligation                  $ 43,486   $ 12,484   $  2,324
   Nonvested benefit obligation                  1,905        653         88
                                              --------   --------   --------
   Accumulated benefit obligation               45,391     13,137      2,412
   Effect of projected future
    compensation levels                          5,010      1,782        221
                                              --------   --------   --------
   Projected benefit obligation                 50,401     14,919      2,633
   Plan assets at fair value                    45,485     13,542          -
                                              --------   --------   --------
   Projected benefit obligation
    in excess of plan assets                     4,916      1,377      2,633
   Unrecognized cumulative net (loss) gain     (10,262)    (1,273)     3,491
   Prior service cost unrecognized
    in pension cost                              1,929        190        225
   Unrecognized net implementation
    asset (obligation)                           1,722          -     (2,412)
                                              --------   --------   --------
   Accrued (prepaid) pension cost             $ (1,695)  $    294   $  3,937
                                              ========   ========   ========

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

          Postretirement benefit costs for the years ended December 31, 1996, 1995 and 1994 included the following (in thousands):

                                                  1996      1995      1994
                                                -------   -------   -------
           Service cost - benefits earned
            during the year                     $   126   $   223   $   350
           Interest cost on projected
            benefit obligations                     794       986     1,241
           Amortization (benefit) cost -
            Accumulated Projected Benefit
            Obligation                             (877)     (768)     (539)
                                                -------   -------   -------
           Total postretirement benefit costs   $    43   $   441   $ 1,052
                                                =======   =======   =======

          The health care cost trend rates used to measure the expected cost in 1997 for medical, dental and vision benefits were 8%, 5.5% and 5.5%, respectively, each graded down to an ultimate trend rate of 5%, 4.5% and 4.5%, respectively, to be achieved in the year 2021. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.4% and 4.5%, respectively. The effect of a one-percentage-point increase in health care cost trend rates for future periods would increase the service cost and interest cost portion of net periodic postretirement benefit cost approximately 15.8%. The accumulated postretirement benefit obligation would increase by approximately 13.6%.

          The amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1996 and 1995 were as follows (in thousands):

                                                          1996       1995
                                                        --------   --------
      Plan assets at fair value                         $      -    $     -
      Accumulated postretirement benefit obligation:
         Retirees                                          8,081      8,808
         Fully eligible active plan participants             567        640
         Other active plan participants                    1,664      1,687
      Unrecognized prior service cost                      2,685      3,679
      Unrecognized cumulative net gain                     3,477      2,210
      Other                                                 (394)      (591)
                                                        --------   --------
      Postretirement benefit liability recognized
        in the Consolidated Balance Sheet               $ 16,080   $ 16,433
                                                        ========   ========

          SAVINGS PLANS - The Company has two savings plans, the Reading & Bates Savings Plan and the Reading & Bates Offshore Savings Plan. Under the plans, an employee may contribute up to 10% of their base salary (15% effective January 1, 1997) (subject to certain limitations) and the Company may make matching contributions at a rate of up to $1.00 for each dollar contributed by the employee up to 6% of the employee's base salary. Since January 1, 1992, the Company has made matching contributions at a rate of $.50 for each dollar contributed by the employee. Effective January 1, 1997, the Company increased its matching contributions to a rate of $.75 for each dollar contributed by the employee. Employees may direct the investment of their contributions and the contributions of the Company in various plan investment options.

          Twenty-five percent of the Company's contribution vests after two years of an employee's service with the Company, 50% after three years, 75% after four years and 100% after five years. Compensation costs under the plans amounted to $582,000 in 1996, $518,000 in 1995, and $531,000 in 1994.

          STOCK OPTION PLAN - The Company's 1990 Stock Option Plan (the "1990 Plan") is intended to provide an incentive that will allow the Company to retain in its employ, persons of the training, experience and ability necessary for the development and financial success of the Company. The 1990 Plan authorized options with respect to 1,966,000 shares of common stock to be granted to certain employees of the Company at an adjusted option price of $7.375 per share. On September 25, 1991, options with respect to all 1,966,000 shares were granted. Total adjusted compensation under the 1990 Plan of approximately $1,550,000 represents the excess of market price at the measurement date over the option price multiplied by the number of options granted. This amount was recognized as expense over the four year vesting period which commenced in March 1991. Compensation recognized under the plan for the years ending December 31, 1995 and 1994 totalled approximately $126,000 and $507,000, respectively. The plan will terminate on March 29, 2001.

          STOCK INCENTIVE PLANS - The Company has two stock incentive plans, the 1992 Long-Term Incentive Plan (the "1992 Plan") and the 1995 Long-Term Incentive Plan (the "1995 Plan"). Both plans provide for grants of stock options, stock appreciation rights, stock awards and cash awards, which may be granted singly, in combination or in tandem. An aggregate of 1,000,000 and 2,500,000 shares of common stock is available for awards granted wholly or partly in common stock under the 1992 Plan and 1995 Plan, respectively. In 1992, the Company granted Restricted Stock Awards under the 1992 Plan totalling 300,000 shares of common stock. Such shares awarded are restricted as to transfer until vested pursuant to a schedule whereby 1/24th of the total number of shares is vested per calendar quarter from June 30, 1992 through March 31, 1998 (subject to certain conditions). The market value at the date of grant of the common stock granted was recorded as unearned compensation and is amortized to expense over the periods during which the restrictions lapse or shares vest. In 1995, the Company granted Stock Options under the 1992 Plan and 1995 Plan with respect to 700,000 and 600,000 shares of common stock, respectively, at option prices ranging from $9.00 to $13.875 per share (the market price on the date of grants). Such options become exercisable either over a one or four year period from the date of grant and no options are exercisable within six months or later than ten years from the date of grant. Also in 1995, the Company granted Restricted Stock Awards under the 1995 Plan totalling 544,200 shares of common stock. Such shares awarded are restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and is amortized to expense over the period during which the shares vest. In 1996, the Company granted Stock Options under the 1995 Plan with respect to 150,000 shares of common stock at an option price of $28.00 per share (the market price on the date of the grant). Such options become exercisable over a three year period from the date of grant and are not exercisable within six months or later than ten years from the date of grant. Also in 1996, the Company granted Restricted Stock Awards under the 1995 Plan totalling 414,600 shares of common stock. Such shares awarded are restricted as to transfer until fully vested three years from the date of grant. The market value at the date of grant of the common stock granted was recorded as unearned compensation and is amortized to expense over the period during which the shares vest. Unearned compensation is shown as a reduction of stockholders' equity. Compensation recognized under the stock incentive plans for the years ending December 31, 1996 and 1995 totalled approximately $3,230,000 and $167,000, respectively.

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

   Stock option transactions under the plans were as follows:

                                                           1995      Weighted
                        1990        1992       1995      Director    Average
                        Plan        Plan       Plan        Plan      Price
                     ---------    -------     -------     -------    --------
Outstanding at
 December 31, 1993   1,770,300          -           -           -       7.38
     Forfeited          (2,000)         -           -           -       7.38
                     ---------    -------     -------     -------
Outstanding at
 December 31, 1994   1,768,300          -           -           -       7.38
     Granted                 -    700,000     600,000     120,000      11.95
     Exercised        (406,833)         -           -           -       7.38
     Forfeited          (2,000)    (5,000)          -           -       8.54
                     ---------    -------     -------     -------
Outstanding at
  December 31, 1995  1,359,467    695,000     600,000     120,000       9.71
     Granted                 -          -     150,000           -      28.00
     Exercised        (754,000)   (47,580)          -     (62,000)      7.46
     Forfeited          (2,000)    (4,800)          -           -       8.52
                     ---------    -------     -------     -------
Outstanding at
 December 31, 1996     603,467    642,620     750,000      58,000      12.00
                     =========    =======     ========     =======
Exercisable at
 December 31,
     1994            1,461,100          -           -           -       7.38
     1995            1,359,467          -           -     105,000       7.38
     1996              603,467    410,180     600,000      48,000      11.00
Available for
 grant at December 31,
     1994                    -    700,000           -           -
     1995                    -      5,000   1,355,800      80,000
     1996                    -     11,600     771,700      80,000

Weighted average
 fair value
 of options granted          -       5.83        9.07        3.21

          The fair value of each grant since January 1, 1995 is estimated on the date of the grant using the Black-Scholes option pricing model using the following weighted-average assumptions for the 1992 Plan, the 1995 Plan, and the 1995 Director Plan, respectively: risk-free interest rates of 5.8%, 5.4%, and 7.4%; expected lives of 5.3, 3.4, and 4.0 years; and expected volatility of 59%, 65%, and 43%.

      The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following proforma amounts (in thousands except per share amounts):

                                                1996        1995      1994
                                             --------   --------   --------
      Net income (loss):   As Reported       $ 77,916   $ 21,822   $(17,146)
                           Pro Forma         $ 72,913   $ 20,655   $(17,146)
      Primary EPS:         As Reported       $   1.15   $    .28   $   (.39)
                           Pro Forma         $   1.07   $    .26   $   (.39)
      Fully diluted EPS:   As Reported       $   1.10          -          -
                           Pro Forma         $    .98          -          -

          Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of that to be expected in future years.

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


          Drilling had rig management agreements with Transocean Offshore Inc. (as successor to Sonat Offshore Drilling Inc.), a major shareholder of Drilling, for the operation and marketing of both of its drilling units. The management agreement for one of Drilling's drilling units expired in December 1995 and the other expired in October 1996, and a subsidiary of the Company now manages both drilling units. For each of the years ending December 31, 1996, 1995 and 1994, Drilling paid to Transocean Offshore Inc. approximately $1.2 million, $2.6 million and $2.5 million, respectively, for such management services. In addition, Drilling had a bareboat charter agreement with Transocean Offshore Inc. for the other drilling unit. For the years ended December 31, 1996, 1995 and 1994, Drilling received from Transocean Offshore Inc. approximately $15.1 million, $11.8 million, and $13.9 million, respectively, for such bareboat charter. At December 31, 1996 and 1995, Drilling had a net receivable from Transocean Offshore Inc. of $.8 million and $5.4 million, respectively.

(K)  MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

          The Company, together with its 50% or less owned unconsolidated investees, operates principally in international offshore contract drilling of oil and gas wells. For the year ended December 31, 1996, revenues from two customers of $58 million and $35.6 million accounted for 20% and 12%, respectively, of the Company's total operating revenues. For the year ended December 31, 1995, revenues from two customers of $29.4 million and $28.9 million each accounted for 14% of the Company's total operating revenues. For the year ended December 31, 1994, revenues from one customer of $35.2 million accounted for 21% of the Company's total operating revenues.

           Geographic information about the Company's operations for the three years ended December 31, 1996 is as follows (in thousands):

                                          1996        1995         1994
                                      ----------   ----------   ----------
      Operating revenues:
            United States             $   28,323   $   24,451   $   20,151
            Southeast Asia                59,028       63,562       69,751
            Mediterranean-
                Middle East                8,662       31,406       19,344
            Europe                       146,899       63,639       43,646
            Australia                     23,686       20,940       11,516
            West Africa                   23,625        8,490        4,608
            Other Foreign                      -          307           42
            Corporate                          -            -            -
                                      ----------   ----------   ----------
              Total                   $  290,223   $  212,795   $  169,058
                                      ==========   ==========   ==========

      Operating profit (loss):(1)
            United States             $    7,743   $    3,541   $   (3,691)
            Southeast Asia                27,411       22,358       18,413
            Mediterranean-
               Middle East                 2,427       10,661          463
            Europe                        73,897       16,230        1,874
            Australia                     11,370         (283)       1,500
            West Africa                    8,853        2,663       (3,362)
            Other Foreign                    (27)         115          (33)
            Corporate                    (26,594)     (19,076)     (18,636)
                                      ----------   ----------   ----------
               Total                  $  105,080   $   36,209   $   (3,472)
                                      ==========   ==========   ==========
      Identifiable assets:
            United States             $  117,991   $   52,564   $   82,639
            Southeast Asia               137,001      163,119      166,896
            Mediterranean-
               Middle East                14,021       61,022       37,892
            Europe                       402,248      258,934      218,755
            Australia                     47,855        3,947       17,175
            West Africa                   47,016       14,373       13,072
            Other Foreign                     45           45            -
            Corporate                     42,013       51,776       50,372
                                      ----------   ----------   ----------
               Total                  $  808,190   $  605,780   $  586,801
                                      ==========   ==========   ==========

   (1)   Operating   profit  (loss)  represents   operating  revenues  less
         operating expenses, depreciation, general and administrative and other, net.



                            READING & BATES CORPORATION
                                   AND SUBSIDIARIES

                  SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

                        QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for the two years ended December 31, 1996, are as follows (in thousands except for per share amounts):

                                            Quarter
                        --------------------------------------------------
                         First      Second    Third      Fourth     Total
                        --------   --------  --------   --------  --------
1996:
----
Operating revenues      $ 61,190   $ 61,700  $ 76,413   $ 90,920  $ 290,223
Gross income (1)        $ 22,695   $ 26,772  $ 33,143   $ 45,049  $ 127,659
Net income              $ 13,472   $ 15,835  $ 22,645   $ 25,964  $  77,916
Net income per common
 share:
  Primary               $    .20   $    .23  $    .34   $    .36  $    1.15
  Fully diluted         $      -   $    .22  $    .32   $      -  $    1.10

1995:
----
Operating revenues      $ 47,975   $ 50,382  $ 54,661   $ 59,777  $ 212,795
Gross income (1)        $  8,421   $ 11,296  $ 16,100   $ 17,531  $  53,348
Income (loss) before
 extraordinary gain     $   (369)  $  2,432  $  9,100   $  7,229  $  18,392
Extraordinary gain      $      -   $      -  $      -   $  3,430  $   3,430
Net income (loss)       $   (369)  $  2,432  $  9,100   $ 10,659  $  21,822
Earnings (loss) per
  share:
 Income (loss) before
  extraordinary gain    $   (.03)  $    .02  $    .13   $    .10  $     .22
 Extraordinary gain     $      -   $      -  $      -   $    .05  $     .06
 Net income (loss) per
  share applicable to
  common stockholders   $   (.03)  $    .02  $    .13   $    .15  $     .28

----------------------

(1) Gross income represents operating revenues less operating expenses, depreciation, and other, net.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                   PART III

The information called for by Part III of Form 10-K is incorporated by reference from the Registrant's Proxy Statement relating to its annual meeting of Stockholders to be held May 13, 1997, which will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Also reference is made to the information contained under the captioned "Executive Officers of Registrant" contained in Part I hereof.

                                    PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K
(a)Financial Statements and Exhibits

  1. Financial Statements:
     Report of Independent Public Accountants
     Consolidated Balance Sheet as of December 31, 1996 and 1995
     Consolidated Statement of Operations for  the years ended December  31,
       1996, 1995 and 1994
     Consolidated Statement of  Cash Flows for the years ended  December 31,
       1996, 1995 and 1994
     Consolidated  Statement of   Stockholders' Equity  for the  years ended
       December 31, 1996, 1995 and 1994
     Notes to Consolidated Financial Statements
     Supplemental Consolidated Financial Information (unaudited)

  2. Exhibits:

     Exhibit 3.1   -   The Registrant's Restated Certificate of Incorporation.
                       (Filed as Exhibit 3.1 to Post-Effective Amendment No. 2
                       to  the Company's Registration Statement  on Form 8-A/A
                       dated   May   27,  1994   and  incorporated  herein  by
                       reference.)

     Exhibit 3.2    -  Certificate of Designations of Series B Junior Partici-
                       pating Preferred Stock of the Registrant. (Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 3.3    -  The  Registrant's  Bylaws,  as  amended  and   restated
                       effective  March 2,  1995.   (Filed  as Exhibit  3.1 to
                       the Registrant's Form 8-K dated March 3, 1995 and incorporated herein by reference.)

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

     Exhibit 4.2    -  Form  of  the  Registrant's registered  8%  Senior Sub-
                       ordinated  Convertible Debentures due 1998.   (Filed as
                       Exhibit 4.2 to Registration No. 33-28580 and incor-porated herein by reference.)

     Exhibit 4.3    -  Form of the  Registrant's bearer 8% Senior Subordinated
                       Convertible Debentures due 1998. (Filed as Exhibit 4.3 to Registration No. 33-28580 and incorporated herein by reference.)

     Exhibit 4.4    -  Form of  the  Registrant's  Common  Stock  Certificate.
                       (Filed as Exhibit 4.6 to Registration No. 33-51120 and incorporated herein by reference.)

     Exhibit 4.5    -  Registration Rights  Agreement dated  as  of  March 29,
                       1991 among the Registrant, Holders as referred therein and members of Offering Committee as referred therein. (Filed as Exhibit 4.22 to the Company's Annual Report on Form 10-K for 1990 and incorporated herein by reference.)

     Exhibit 4.6    -  Amendment  No. 1, dated  as of  September  1, 1992,  to the Registration  Rights  Agreement  filed  as  Exhibit
                       4.7 hereto. (Filed as Exhibit 4.18 to Registration No. 33-51120 and incorporated herein by reference.)

     Exhibit 4.7    -  Amendment  No. 2, dated  as of  June 1,  1993,  to  the
                       Registration  Rights  Agreement.    (Filed  as  Exhibit
                       4.8 to Registration No. 33-65476 and incorporated herein by reference.)

     Exhibit 4.8    -  Amendment No. 3, dated as of  August 1,  1994,  to  the
                       Registration Rights Agreement. (Filed as Exhibit 4.5 to the Registration No. 33-56029 and Incorporated herein by reference.)

     Exhibit 4.9    -  Common Stock Issuance Agreement dated as of  August 24,
                       1994 between the Company and BCL Investment Partners L.P. (Filed as Exhibit 4.24 to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.)

     Exhibit 4.10   -  Common Stock  Issuance  Agreement dated August 31, 1995 between the Company and DeepFlex Production Partners L.P. (Filed as Exhibit 4.7 to Registration No. 33-62727 and incorporated herein by reference.)

     Exhibit 4.11   -  Rights Agreement dated as of March 15, 1995,  including
                       Exhibit A, "Form of Certificate of Designations"; Exhibit B, "Form of Rights Certificate"; Exhibit C, "Summary of Rights to Purchase Preferred Shares". (Filed as Exhibit 4 to the Company's Registration Statement on Form 8-A dated March 22, 1995 and incorporated herein by reference.)

      Exhibit 10.1* -  Reading  & Bates  1990  Stock  Option Plan.  (Filed  as
                       Appendix A to the Company's Proxy Statement dated April 26, 1993 and incorporated herein by reference.)

      Exhibit 10.2* - 1992  Long-Term   Incentive  Plan  of  Reading  &  Bates
                      Corporation. (Filed as Exhibit B to the Registrant's Proxy Statement dated April 27, 1992 and incorporated herein by reference.)

      Exhibit 10.3* - 1995   Long-Term  Incentive  Plan  of  Reading  &  Bates
                      Corporation (Filed as Exhibit 99.A to the Company's Proxy Statement dated March 29, 1995 and incorporated herein by reference.)

     Exhibit 10.4* -  1995  Director Stock  Option  Plan of  Reading  &  Bates
                      Corporation (Filed as Exhibit 99.B to the Company's Proxy Statement dated March 29, 1995 and incorporated herein by reference.)

     Exhibit 10.5* -  Director Stock  Option Agreement dated  as of  September
                      14, 1993 between the Registrant and C. A. Donabedian. (Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

     Exhibit 10.6* -  Surrender Letter dated as of February  7, 1995 by C.  A.
                      Donabedian. (Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.7* -  Director  Stock Option  Agreement dated as  of September
                      14, 1993 between the Registrant and J. W. McLean. (Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

     Exhibit 10.8* -  Surrender Letter dated as of February  7, 1995 by J.  W.
                      McLean. (Filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.9* -  Director  Stock Option  Agreement dated  as of September
                      14, 1993 between the Registrant and R. L. Sandmeyer. (Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

     Exhibit 10.10*- Surrender Letter dated as of February 7, 1995 by R. L. Sandmeyer. (Filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.11*- Director Stock Option Agreement dated as of September 14, 1993 between the Registrant and S. A. Webster. (Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

     Exhibit 10.12*- Surrender Letter dated as of February 7, 1995 by S. A. Webster. (Filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.13*- Stock Option Agreement dated as of February 7, 1995 between A.L. Chavkin and the Registrant. (Filed as
                      Exhibit 10.40 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.14*- Stock Option Agreement dated as of February 7, 1995 between Willem Cordia and the Registrant. (Filed as
                      Exhibit 10.41 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.15*- Stock Option Agreement dated as of February 7, 1995 between C.A. Donabedian and the Registrant. (Filed as
                      Exhibit 10.42 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.16*- Stock Option Agreement dated as of February 7, 1995 between Ted Kalborg and the Registrant. (Filed as
                      Exhibit 10.43 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.17*- Stock Option Agreement dated as of February 7, 1995 between J.W. McLean and the Registrant. (Filed as
                      Exhibit 10.44 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.18*- Stock Option Agreement dated as of February 7, 1995 between R.L. Sandmeyer and the Registrant. (Filed as
                      Exhibit 10.45 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.19*- Stock Option Agreement dated as of February 7, 1995 between S.A. Webster and the Registrant. (Filed as
                      Exhibit 10.46 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.20*- Stock Option Agreement dated as of April 19, 1995 between M.A.E. Lacqueur and the Registrant. (Filed as
                      Exhibit 10.47 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.21*- Stock Option Agreement with respect to the 1995 Long-Term Incentive Plan dated February 6, 1996 between the Registrant and Paul B. Loyd, Jr. (Filed as Exhibit
                      10.48 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.22*- Amendment No. 1, dated as of December 3, 1996 to Stock Option Agreement with respect to the 1995 Long-Term Incentive Plan between the Registrant and Paul B. Loyd, Jr.

     Exhibit 10.23*- Stock Option Agreement with respect to the 1992 Long-Term Incentive Plan dated February 6, 1996 between the Registrant and Paul B. Loyd, Jr. (Filed as Exhibit
                      10.49 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.24*- Amendment No. 1, dated as of December 3, 1996 to Stock Option Agreement with respect to the 1992 Long-Term Incentive Plan between the Registrant and Paul B. Loyd, Jr.

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

     Exhibit 10.31*- Employment Agreement dated as of November 1, 1991 between the Registrant and D. L. McIntire. (Filed as
                      Exhibit 10.37 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

     Exhibit 10.32*- Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of November 1, 1991 between the Registrant and D. L. McIntire. (Filed as
                      Exhibit 10.28 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

     Exhibit 10.33*- Employment Agreement dated as of November 1, 1991 between the Registrant and W. K. Hillin. (Filed as
                      Exhibit 10.38 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

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

     Exhibit 10.36*- Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of January 1, 1992 between the Registrant and Paul B. Loyd, Jr. (Filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

     Exhibit 10.37*- Employment Agreement dated as of January 1, 1992 between the Registrant and C. Kirk Rhein, Jr. (Filed as Exhibit 10.43 to Registration No. 33-51120 and incorporated herein by reference.)

     Exhibit 10.38*- Amendment No. 1, dated as of October 1, 1993, to the Employment Agreement dated as of January 1, 1992 between the Registrant and C. Kirk Rhein, Jr. (Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

     Exhibit 10.39*-  Employment  Agreement  dated  as  of  January  1,   1992
                      between  the  Registrant and  J.  T.  Angel.   (Filed as
                      Exhibit 10.44 to Registration No. 33-51120 and incorporated herein by reference.)

     Exhibit 10.40*- Agreement amending Employment Agreement dated October 7, 1993 between the Registrant and J. T. Angel. (Filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for 1993 and incorporated herein by reference.)

     Exhibit 10.41*- Restricted Stock Award Agreement dated December 5, 1995 under the 1995 Long-Term Incentive Plan between L. E. Voss, Jr. and the Registrant.

     Exhibit 10.42*- Restricted Stock Award Agreement dated December 5, 1995 under the 1995 Long-Term Incentive Plan between T. W. Nagle and the Registrant.

     Exhibit 10.43*- Restricted Stock Award Agreement dated December 5, 1995 under the 1995 Long-Term Incentive Plan between C. R. Ofner and the Registrant.

     Exhibit 10.44*- Restricted Stock Award Agreement dated December 5, 1995 under the 1995 Long-Term Incentive Plan between D. L. McIntire and the Registrant.

     Exhibit 10.45*-  Restricted Stock Award Agreement dated December 5,  1995
                      under the 1995  Long-Term Incentive Plan   between W. K.
                      Hillin and the Registrant.

     Exhibit 10.46*- Restricted Stock Award Agreement dated December 3, 1996 under the 1996 Director Restricted Stock Award Plan between A. L. Chavkin and the Registrant.

     Exhibit 10.47*- Restricted Stock Award Agreement dated December 3, 1996 under the 1996 Director Restricted Stock Award Plan between C. A. Donabedian and the Registrant.

     Exhibit 10.48*- Restricted Stock Award Agreement dated December 3, 1996 under the 1996 Director Restricted Stock Award Plan between Ted Kalborg and the Registrant.

     Exhibit 10.49*- Restricted Stock Award Agreement dated December 3, 1996 under the 1996 Director Restricted Stock Award Plan between M. A. E. Laqueur and the Registrant.

     Exhibit 10.50*- Restricted Stock Award Agreement dated December 3, 1996 under the 1996 Director Restricted Stock Award Plan between J. W. McLean and the Registrant.

     Exhibit 10.51*- Restricted Stock Award Agreement dated December 3, 1996 under the 1996 Director Restricted Stock Award Plan between R. L. Sandmeyer and the Registrant.

     Exhibit 10.52*- Restricted Stock Award Agreement dated December 3, 1996 under the 1995 Long-Term Incentive Plan between Paul B. Loyd, Jr. and the Registrant.

     Exhibit 10.53*- Stock Option Agreement dated December 3, 1996 under the 1995 Long-Term Incentive Plan between T. W. Nagle and the Registrant.

     Exhibit 10.54*- Restricted Stock Award Agreement dated December 3, 1996 under the 1995 Long-Term Incentive Plan between C. R. Ofner and the Registrant.

     Exhibit 10.55*- Restricted Stock Award Agreement dated December 3, 1996 under the 1995 Long-Term Incentive Plan between D. L. McIntire and the Registrant.

     Exhibit 10.56*- Restricted Stock Award Agreement dated December 3, 1996 under the 1995 Long-Term Incentive Plan between W. K. Hillin and the Registrant.

     Exhibit 10.57 -  Agreement dated as of August 31, 1991 among  Registrant,
                      Arcade Shipping AS and Sonat Offshore Drilling Inc. (Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for 1991 and incorporated herein by reference.)

     Exhibit 10.58 -  Facility  Agreement  dated  February  21,  1991  between
                      Arcade Drilling AS, Chase Investment Bank Limited, The Chase Manhattan Bank, N.A. and others. (Filed as
                      Exhibit 10.51 to Registration No. 33-51120 and incorporated herein by reference.)

     Exhibit 10.59 -  Amendment Agreement  dated November 30, 1995 to Facility
                      Agreement dated February 21, 1991 between Arcade Drilling AS, Chase Investment Bank Limited, The Chase Manhattan Bank, N.A. and others. (Filed as Exhibit
                      10.71 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.60 -  Second Amendment  Agreement dated October, 1996  between
                      Arcade Drilling AS, Chase Investment Bank Limited, The Chase Manhattan Bank, N.A. and others.

     Exhibit 10.61 -  Assignment  Agreement "F.  G.  McClintock"  dated as  of
                      August 24, 1994 between the Company and BCL Investment Partners L.P. (Filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.)

     Exhibit 10.62 -  Assignment  Agreement "F.  G.  McClintock" dated  as  of
                      September 27, 1994 between the Company and BT Advisors, Inc. (Filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.)

     Exhibit 10.63 -  Assignment  Agreement  "C.  E.  Thornton"  dated  as  of
                      August 24, 1994 between the Company and BCL Investment Partners L.P. (Filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.)

     Exhibit 10.64 -  Assignment  Agreement  "C.  E.  Thornton"  dated  as  of
                      September 27, 1994 between the Company and BT Advisors, Inc. (Filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.)

     Exhibit 10.65 -  Assignment  Agreement "George  H. Galloway"  dated as of
                      August 24, 1994 between the Company and Elliott Associates L.P. (Filed as Exhibit 10.59 to the
                      Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference.)

     Exhibit 10.66 -  Memorandum of  Agreement dated August  31, 1995  between
                      FPS II, Inc., as holder of legal title for the benefit of DeepFlex Production Partners, L.P. and Reading & Bates (U.K.) Limited, a subsidiary of the Registrant. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

     Exhibit 10.67 -  Agreement for the  sale and purchase of Semi-Submersible
                      Emergency Support Vessel Iolair dated September 8, 1995 between BP Exploration Operating Company Limited and Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant. (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

     Exhibit 10.68 -  Mortgage  of a  Ship  dated September  8,  1995  between
                      Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant, and BP Exploration Operating Company Limited. (Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

     Exhibit 10.69 -  Mortgage  of a  Ship  dated September  8,  1995  between
                      Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant, and Britoil plc. (Filed as Exhibit
                      10.5 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

     Exhibit 10.70 -  Deed  of  Covenant  dated  September  8,  1995   between
                      Reading &  Bates (Caledonia)  Limited,  a subsidiary  of
                      the  Registrant, and  BP Exploration  Operating  Company
                      Limited.    (Filed as  Exhibit  10.6  to  the  Company's
                      Quarterly  Report on Form  10-Q for the Third Quarter of
                      1995 and incorporated herein by reference.)

     Exhibit 10.71 -  Deed  of  Covenant  dated  September  8,  1995   between
                      Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant, and Britoil Public Limited Company.
                      (Filed  as  Exhibit  10.7  to  the  Company's  Quarterly
                      Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

     Exhibit 10.72 -  Performance  Guarantee  dated September  8, 1995  by the
                      Registrant in favour of BP Exploration Operating Company Limited. (Filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

     Exhibit 10.73 -  Performance Guarantee  dated September  8,  1995 by  the
                      Registrant in favour of Britoil plc.  (Filed as  Exhibit
                      10.9 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

     Exhibit 10.74 -  Initial  Services  Agreement  dated  September  8,  1995 between Britoil Public Limited Company and Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant. (Filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

     Exhibit 10.75 -  Heads of Agreement for the provision of Vessel  Services dated September 8, 1995 between Britoil Public Limited Company, Reading & Bates (Caledonia) Limited, a subsidiary of the Registrant, and the Registrant. (Filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the Third Quarter of 1995 and incorporated herein by reference.)

     Exhibit 10.76 -  Credit Facility Agreement dated  November 16, 1995 among the Registrant, Reading & Bates Drilling Co. and Reading & Bates Exploration Co., subsidiaries of the
                      Registrant, and Christiania Bank Og Kreditkasse, as agent. (Filed as Exhibit 10.101 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.77 -  Guarantee dated November  28, 1995 by the Registrant  in
                      favor of Christiania  Bank Og  Kreditkasse.   (Filed  as
                      Exhibit 10.102 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.78 -  First  Preferred  Mortgage on  the  "Jack  Bates"  dated
                      November 28, 1995 between Reading & Bates Drilling Co., a subsidiary of the Registrant, and Wilmington Trust Company, as Indenture Trustee. (Filed as Exhibit
                      10.103 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.79 -  First  Preferred Mortgage  on the  "D.R. Stewart"  dated
                      November 28, 1995 between Reading & Bates Exploration Co., a subsidiary of the Registrant, and Wilmington Trust Company, as Indenture Trustee. (Filed as
                      Exhibit 10.104 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.80 -  Indenture   of  Trust  dated  November  16,  1995  among
                      Reading  &  Bates  Drilling  Co.  and  Reading  &  Bates
                      Exploration  Co., subsidiaries  of  the  Registrant, and
                      Wilmington  Trust   Company,  as  Indenture  Trustee.
                      (Filed as Exhibit 10.105 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.81 -  General  Assignment  with respect  to  the  "Jack Bates"
                      dated  November 28,  1995 by  Reading &  Bates  Drilling
                      Co., a subsidiary of the Registrant, in favor of Christiania Bank Og Kreditkasse, as agent. (Filed as
                      Exhibit 10.106 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.82 -  General Assignment with  respect to  the "D.R.  Stewart"
                      dated November 28, 1995 by Reading & Bates Exploration Co., a subsidiary of the Registrant, in favor of
                      Christiania Bank Og  Kreditkasse, as agent.    (Filed as
                      Exhibit 10.107 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.83 -  Assignment of  Insurances  with  respect  to  the  "Jack
                      Bates" dated November 28, 1995 by Reading & Bates Drilling Co., a subsidiary of the Registrant, in favor of Christiania Bank Og Kreditkasse, as agent. (Filed as Exhibit 10.108 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.84 -  Assignment  of  Insurances  with  respect to  the  "D.R.
                      Stewart" dated November 28, 1995 by Reading & Bates Exploration Co., a subsidiary of the Registrant, in favor of Christiania Bank Og Kreditkasse, as agent. (Filed as Exhibit 10.109 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.85 -  Credit  Agreement  dated as  of  April  30,  1996  among
                      Registrant, Reading & Bates Drilling Co., certain lending institutions named therein, Credit Lyonnais New York Branch, as co-agent, and Christiana Bank og Kreditkasse, New York Branch, as agent.

      Exhibit 10.86 -  Security  Agreement dated  as of  April 30,  1996  among
                      Reading   &  Bates   Drilling   Co.,  Reading   &  Bates
                      Exploration Co., Reading & Bates (A) Pty. Ltd., Reading and Bates Borneo Drilling Co., Ltd, and Christiana Bank og Kreditkasse, New York Branch, as collateral agent.

     Exhibit 10.87 -  Subsidiary  Guaranty dated  as  of  April 30,  1996   by
                      Reading &  Bates Exploration  Co., Reading  & Bates  (A)
                      Pty. Ltd.,  and Reading and  Bates Borneo Drilling  Co.,
                      Ltd.

     Exhibit 10.88 -  First Preferred  Mortgage on the  "D. R. STEWART"  dated
                      April 30, 1996 between Reading & Bates Exploration Co. in favor of Wilmington Trust Company, as trustee.

     Exhibit 10.89 -  First  Preferred  Mortgage on  the  "JACK  BATES"  dated
                      April 30, 1996 between Reading & Bates Drilling Co. in favor of Wilmington Trust Company, as trustee.

     Exhibit 10.90 -  First  Preferred Mortgage  on  the "W.  D.  KENT"  dated
                      April 30, 1996 between Reading & Bates Exploration Co. in favor of Wilmington Trust Company, as trustee.

     Exhibit 10.91- Indenture of First Naval Mortgage on the "CHARLEY GRAVES" dated April 30, 1996 between Reading and Bates Borneo Drilling Co. Ltd. and Christiana Bank og Kreditkasse, New York Branch, as mortgagee.

     Exhibit 10.92- First Priority Mortgage on the "RON TAPPMEYER" dated April 30, 1996 between Reading & Bates (A) Pty. Ltd. and Christiana Bank og Kreditkasse, New York Branch, as mortgagee.

     Exhibit 10.93-   Deed of Covenant on the "J.  W. MCLEAN" dated April  30,
                      1996 between Reading & Bates Drilling Co. and Christiana Bank og Kreditkasse, New York Branch, as mortgagee.

     Exhibit 10.94-   Indenture  of Trust  dated as  of  April 30,  1996 among
                      Reading & Bates Drilling Co., Reading & Bates Exploration Co., and Wilmington Trust Company, as trustee.

     Exhibit 10.95 -  Collateral Assignment of Insurance dated April 30,  1996 with respect to the "JACK BATES" between Reading & Bates Drilling Co.and Wilmington Trust Company, as trustee.

     Exhibit 10.96 -  Collateral Assignment of Insurance dated April 30,  1996 with respect to the "D. R. STEWART" between Reading & Bates Exploration Co. and Wilmington Trust Company, as trustee.

     Exhibit 10.97 -  Collateral Assignment of Insurance dated  April 30, 1996 with respect to the "W. D. KENT" between Reading & Bates Exploration Co. and Wilmington Trust Company, as trustee.

     Exhibit 10.98 -  Collateral Assignment of Insurance  dated April 30, 1996 with respect to the "CHARLEY GRAVES" between Reading and Bates Borneo Drilling Co., Ltd. and Christiana Bank og Kreditkasse, New York Branch, as agent.

     Exhibit 10.99 -  Collateral Assignment of Insurance  dated April 30, 1996 with respect to the "RON TAPPMEYER" between Reading and Bates (A) Pty. Ltd. and Christiana Bank og Kreditkasse, New York Branch, as agent.

     Exhibit 10.100- Collateral Assignment of Insurance dated April 30, 1996 with respect to the "J. W. MCLEAN" between Reading and Bates Borneo Drilling Co., Ltd. and Christiana Bank og Kreditkasse, New York Branch, as agent.

     Exhibit 10.101- First Amendment dated as of July 9, 1996 to Credit Agreement dated as of April 30, 1996 among Registrant, Reading & Bates Drilling Co., certain lending institutions named therein, Credit Lyonnais New York Branch, as co-agent, and Christiana Bank og Kreditkasse, New York Branch, as agent.

     Exhibit 10.102- Subsidiary Assumption Agreement dated as of July 9, 1996 by RB Drilling Co. and HRB Rig Corporation.

     Exhibit 10.103- Indenture of First Naval Mortgage on the "J. W. MCLEAN" dated July 9, 1996 by Reading & Bates Drilling Co. in favor of Christiana Bank og Kreditkasse, New York Branch, as mortgagee.

     Exhibit 10.104- First Preferred Mortgage on the "HARVEY H. WARD" dated July 9, 1996 by HRB Rig Corporation in favor of Wilmington Trust Company, as trustee.

     Exhibit 10.105- Amendment No. 1 to Indenture of First Naval Mortgage on the "CHARLIE GRAVES" dated July 9, 1996 by Reading and Bates Borneo Drilling Co., Ltd. in favor of Christiana Bank og Kreditkasse, New York Branch, as mortgagee.

     Exhibit 10.106- Amendment to First Preferred Mortgage on the "JACK BATES" dated July 9, 1996 by Reading & Bates Drilling Co. in favor of Wilmington Trust Company, as trustee.

     Exhibit 10.107- Amendment to First Preferred Mortgage on the "D. R. STEWART" dated July 9, 1996 by Reading & Bates Exploration Co. in favor of Wilmington Trust Company, as trustee.

     Exhibit 10.108- Amendment to First Preferred Mortgage on the "W. D. KENT" dated July 9, 1996 by Reading & Bates Exploration Co. in favor of Wilmington Trust Company, as trustee.

     Exhibit 10.109-  Collateral  Assignment of  Insurance dated  July 9, 1996
                      with  respect  to the "HARVEY H. WARD"   between HRB Rig
                      Corporation and Wilmington Trust Company, as trustee.

     Exhibit 10.110- Collateral Assignment of Insurance dated July 9, 1996 with respect to the "RIG 41" between RB Drilling Co. and Christiana Bank og Kreditkasse, New York Branch, as agent.

     Exhibit 10.111- Amended and Restated Indenture of Trust dated as of July 9, 1996 among Reading & Bates Drilling Co., Reading & Bates Exploration Co., HRB Rig Corporation and Wilmington Trust Company, as trustee.

     Exhibit 10.112- Second Amendment dated as of August 30, 1996 to Credit Agreement dated as of April 30, 1996 among Registrant, Reading & Bates Drilling Co., certain lending institutions named therein, Credit Lyonnais New York Branch, as co-agent, and Christiana Bank og Kreditkasse, New York Branch, as agent.

     Exhibit 10.113- Subsidiary Assumption Agreement dated as of August 30, 1996 by Reading & Bates Development Co.

     Exhibit 10.114- Subsidiary Guaranty dated as of August 30, 1996 by Reading & Bates Development Co.

     Exhibit 10.115- Indenture of First Naval Mortgage on "SEILLEAN" dated August 30, 1996 by Reading & Bates Development Co. in favor of Christiana Bank og Kreditkasse, New York Branch, as mortgagee.

     Exhibit 10.116- Collateral Assignment of Insurance dated August 30, 1996 with respect to the "SEILLEAN" between Reading & Bates Development Co. and Christiana Bank og Kreditkasee, New York Branch, as agent.

     Exhibit 10.117- Credit Agreement dated as of November 13, 1996 among Registrant, Reading & Bates Drilling Co., certain lending institutions named therein, Banque Indosuez, as documentation agent, Credit Lyonnais New York Branch, as documentation agent, and Christiana Bank og Kreditkasse, New York Branch, as administrative agent, arranger and security trustee.

     Exhibit 10.118- Security Agreement dated as of November 13, 1996 among Reading & Bates Drilling Co., Reading & Bates Exploration Co., Reading & Bates Offshore, Limited, HRB Rig Corporation, Reading & Bates (A) Pty. Ltd.,
                      Reading and Bates Borneo Drilling Co., Ltd, and Christiana Bank og Kreditkasse, New York Branch, as collateral agent.

     Exhibit 10.119- Subsidiary Guaranty dated as of November 13, 1996 by Reading & Bates Exploration Co., Reading & Bates (A) Pty. Ltd., Reading and Bates Borneo Drilling Co., Ltd., Reading & Bates Offshore, Limited and HRB Rig Corporation.

     Exhibit 10.120- First Preferred Mortgage on the "D. R. STEWART" dated November 13, 1996 between Reading & Bates Exploration Co. in favor of Christiana Bank og Kreditkasse, New York Branch, as security trustee.

     Exhibit 10.121- First Preferred Mortgage on the "JACK BATES" dated November 13, 1996 between Reading & Bates Drilling Co. in favor of Christiana Bank og Kreditkasse, New York Branch, as security trustee.

      Exhibit 10.122- First Preferred Mortgage on the "W. D. KENT" dated November 13, 1996 between Reading & Bates Exploration Co. in favor of Christiana Bank og Kreditkasse, as security trustee.

      Exhibit 10.123- First Preferred Mortgage on the "RANDOLPH YOST" dated November 13, 1996 between Reading & Bates Drilling Co. in favor of Christiana Bank og Kreditkasse, as security trustee.

      Exhibit 10.124- First Preferred Mortgage on the "GEORGE H. GALLOWAY" dated November 13, 1996 between Reading & Bates Offshore, Limited in favor of Christiana Bank og Kreditkasse, as security trustee.

      Exhibit 10.125- First Preferred Mortgage on the "F. G. MCCLINTOCK" dated November 13, 1996 between Reading & Bates Offshore, Limited in favor of Christiana Bank og Kreditkasse, as security trustee.

      Exhibit 10.126- First Preferred Mortgage on the "J. T. ANGEL" dated November 13, 1996 between Reading & Bates Drilling Co. in favor of Christiana Bank og Kreditkasse, as security trustee.

      Exhibit 10.127- First Preferred Mortgage on the "ROGER W. MOWELL" dated November 13, 1996 between Reading & Bates Drilling Co. in favor of Christiana Bank og Kreditkasse, as security trustee.

      Exhibit 10.128- First Preferred Mortgage on the "HARVEY H. WARD" dated November 13, 1996 between HRB Rig Corporation in favor of Christiana Bank og Kreditkasse, as security trustee.

      Exhibit 10.129- Indenture of First Naval Mortgage on the "CHARLEY GRAVES" dated November 13, 1996 between Reading and Bates Borneo Drilling Co. Ltd. and Christiana Bank og Kreditkasse, New York Branch, as mortgagee.

      Exhibit 10.130- Indenture of First Naval Mortgage on the "J. W. MCLEAN" dated November 13, 1996 between Reading & Bates Drilling Co. and Christiana Bank og Kreditkasse, New York Branch, as mortgagee.

     Exhibit 10.131- Indenture of First Naval Mortgage on the "RIG 41" dated November 13, 1996 between Reading and Bates Borneo Drilling Co. Ltd. and Christiana Bank og Kreditkasse, New York Branch, as mortgagee.

     Exhibit 10.132- First Priority Mortgage on the "RON TAPPMEYER" dated November 13, 1996 between Reading & Bates (A) Pty. Ltd. and Christiana Bank og Kreditkasse, New York Branch, as mortgagee.

     Exhibit 10.133- Pledge Agreement dated as of November 13, 1996 between Registrant and Christiana Bank og Kreditkasse, New York Branch, as collateral agent.

     Exhibit 10.134- Letter of Credit Agreement dated as of December 30, 1996 between Registrant, Reading & Bates Drilling Co., and Christiana Ban og Kreditkasse, New York Branch.

     Exhibit 10.135- Memorandum of Agreement dated November 28, 1995 between Reading and Bates, Inc., a subsidiary of the Registrant, and Deep Sea Investors, L.L.C. (Filed as
                      Exhibit 10.110 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.136- Bareboat Charter "M.G. Hulme, Jr." dated November 28, 1995 between Deep Sea Investors, L.L.C. and Reading & Bates Drilling Co., a subsidiary of the Registrant. (Filed as Exhibit 10.111 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.137- Purchase and Sale Agreement dated October 18, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant.
                      (Filed as Exhibit 10.112 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.138- Assignment and Bill of Sale (OCS-G-8504) effective as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant. (Filed as Exhibit 10.113 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.139- Assignment and Bill of Sale (OCS-G-8012 effective as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant. (Filed as Exhibit 10.114 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.140- Assignment and Bill of Sale (OCS-G- 7049) effective as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant. (Filed as Exhibit 10.115 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.141- Assignment and Bill of Sale (OCS-G-8010) effective as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant. (Filed as Exhibit 10.116 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.142- Assignment and Bill of Sale (OCS-G-13696) effective as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant. (Filed as Exhibit 10.117 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.143- Assignment and Bill of Sale (OCS-G-13171) effective as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant. (Filed as Exhibit 10.118 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.144- Assignment and Bill of Sale (OCS-G-8005) effective as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant. (Filed as Exhibit 10.119 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.145- Assignment and Bill of Sale (OCS-G-8000) effective as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant. (Filed as Exhibit 10.120 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.146- Assignment and Bill of Sale (OCS-G-8006) effective as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant. (Filed as Exhibit 10.121 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.147- Assignment and Bill of Sale (OCS-G-8876) effective as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant. (Filed as Exhibit 10.122 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.148- Payment Agreement dated October 18, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant. (Filed as Exhibit 10.123 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.149- Mortgage and Security Agreement dated October 18, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant. (Filed as Exhibit 10.124 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.150- Operating Agreement made effective as of May 1, 1995 among Enserch Exploration, Inc., Mobil Oil Corporation, Mobil Oil exploration & Producing Southeast Inc. and Reading & Bates Development Co., a subsidiary of the Registrant. (Filed as Exhibit 10.125 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.151- Option Agreement made effective as of May 1, 1995 between Enserch Exploration, Inc. and Reading & Bates Development Co., a subsidiary of the Registrant. (Filed as Exhibit 10.126 to the Company's Annual Report on Form 10-K for 1995 and incorporated herein by reference.)

     Exhibit 10.152- Participation Agreement dated December 4, 1996 between Santa Fe Energy Resources, Inc. and Reading & Bates Development Co.

     Exhibit 10.153- Assignment of Record Title Interest effective December 11, 1996 between Santa Fe Energy Resources, Inc. and Reading & Bates Development Co. with respect to OCS-G 16404.

     Exhibit 10.154- Assignment of Record Title Interest effective December 11, 1996 between Santa Fe Energy Resources, Inc. and Reading & Bates Development Co. with respect to OCS-G 16405.

     Exhibit 10.155- Assignment of Record Title Interest effective December 11, 1996 between Santa Fe Energy Resources, Inc. and Reading & Bates Development Co. with respect to OCS-G 16567.

     Exhibit 10.156- Assignment of Record Title Interest effective December 11, 1996 between Santa Fe Energy Resources, Inc. and Reading & Bates Development Co. with respect to OCS-G 16568.

     Exhibit 10.157- Assignment of Record Title Interest effective December 11, 1996 between Santa Fe Energy Resources, Inc. and Reading & Bates Development Co. with respect to OCS-G 16578.

     Exhibit 10.158- Assignment of Record Title Interest effective December 11, 1996 between Santa Fe Energy Resources, Inc. and Reading & Bates Development Co. with respect to OCS-G 16579.

     Exhibit 10.159- Assignment of Record Title Interest effective December 11, 1996 between Santa Fe Energy Resources, Inc. and Reading & Bates Development Co. with respect to OCS-G 17251.

     Exhibit 10.160- Assignment of Record Title Interest effective January 2, 1997 between Santa Fe Energy Resources, Inc. and Reading & Bates Development Co. with respect to OCS-G 17355.

     Exhibit 10.161- Joint Venture Agreement dated December 16, 1996 among Shell Deepwater Development Inc., SOI Finance Inc. and Reading & Bates Development Co.

     Exhibit 10.162-  Limited   Liability  Company  Agreement  between  Conoco
                      Development Company and RB Deepwater Exploration Inc.

     Exhibit 10.163- Joint Venture Agreement dated February 22, 1996 between INTEC Engineering, Inc. and Reading & Bates Development Co.

     Exhibit 10.164- Loan Agreement dated as of December 14, 1996 among TRB Holding Corporation, Reading & Bates (U.K.) Limited and Nissho Iwai Europe PLC.

     Exhibit 10.165- First Naval Mortgage on the "SEILLEAN" dated December 14, 1996 between TRB Holding Corporation in favor of Nissho Iwai Europe PLC.

     Exhibit 10.166- Collateral Assignment of Deposit Account, Pledge and Security Agreement dated December 14, 1996 with respect to the "SEILLEAN" between TRB Holding Corporation and Nissho Iwai Europe PLC.

     Exhibit 10.167- Assignment of Insurances dated December 14, 1996 with respect to the "SEILLEAN" between TRB Holding Corporation and Reading & Bates (U.K.) Limited and Nissho Iwai Europe PLC.

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


     Exhibit 99    -  Annual Report on Form 11-K with respect to Reading  &
                      Bates Savings  Plan.   (To be  filed by amendment  to
                      the Annual Report on Form 10-K.)


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

  (b) Reports on Form 8-K

      There were six Current Reports on Form 8-K filed during the three months ended December 31, 1996. A Current Report on Form 8-K was: filed October 7, 1996 announcing a voluntary commission-free oddlot selling program for shareholders who owned fewer than 100 shares of the Company's common stock; filed October 15, 1996 disclosing the Company's 3rd quarter 1996 earnings; filed October 31, 1996 announcing the formation of a joint venture between the Company and Conoco to build a DP Class 3 Drillship; filed November 8, 1996 announcing the extension of the commission-free oddlot selling program; filed November 14, 1996 disclosing the closing of a new $300 million credit facility with Christiania Bank og Kreditkasse; and filed November 25, 1996 announcing the retirement of L.E. (Sonny) Voss, Jr. as President of Reading & Bates Drilling Co. and the appointment of Andrew Bakonyi as its new President.



                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized on March 21, 1997.

                                       READING & BATES CORPORATION


                                       By    Paul B. Loyd, Jr.
                                          --------------------------
                                          Paul B. Loyd, Jr.
                                          President, Chief Executive
                                          Officer, Chairman and Director


Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 21, 1997.



By  Paul B. Loyd Jr.                   By  Tim W. Nagle
   --------------------------             -------------------------
    Paul B. Loyd, Jr.                      Tim W. Nagle
    President, Chief Executive             Executive Vice President,
    Officer,                               Finance and Administration
    Chairman and Director                  Principal Accounting Officer


By  Charles A. Donabedian              By  Macko A. E. Laqueur
   --------------------------             --------------------------
    Charles A. Donabedian                  Macko A. E. Laqueur
    Director                               Director


By                                     By  Ted Kalborg
   --------------------------             --------------------------
    J. W. McLean                           Ted Kalborg
    Director                               Director



By  Arnold L. Chavkin                  By  Robert L. Sandmeyer
   --------------------------             --------------------------
    Arnold L. Chavkin                      Robert L. Sandmeyer
    Director                               Director