Form 10-Q
period 1997-03-31
READING & BATES CORP
filed 1997-04-23
CIK 82329

==============================================================================
                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ------
                                 FORM 10-Q

 (Mark One)
  (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997
                                      or
  ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                (281) 496-5000
             (Registrant's telephone number, including area code)

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

          NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                        AT APRIL 15, 1997 :  72,051,267

                                Exhibit Index

==============================================================================

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

                 Reading & Bates Corporation and Subsidiaries

The financial statements for the three months ended March 31, 1997 and 1996, include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three months ended March 31, 1997 included herein have been subjected to a limited review by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1997. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996.

                          READING & BATES CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                   MARCH 31,    DECEMBER 31,
                                                     1997           1996
                                                  ----------     ----------
                                                  (unaudited)
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                     $   24,557     $   59,089
    Short-term investments                            30,725              -
    Accounts receivable:
      Trade, net                                      65,040         57,277
      Other                                           11,777          6,452
    Materials and supplies inventory                  14,633         13,369
    Other current assets                               2,830          3,903
                                                  ----------     ----------
     Total current assets                            149,562        140,090
                                                  ----------     ----------
 PROPERTY AND EQUIPMENT:
    Drilling                                         917,502        896,609
    Other                                             71,430         57,640
                                                  ----------     ----------
    Total property and equipment                     988,932        954,249
    Accumulated depreciation                        (306,037)      (296,620)
                                                  ----------     ----------
     Net property and equipment                      682,895        657,629
                                                  ----------     ----------
 DEFERRED CHARGES AND OTHER ASSETS                    19,410         10,471
                                                  ----------     ----------
 TOTAL ASSETS                                     $  851,867     $  808,190
                                                  ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.


                          READING & BATES CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                    MARCH 31,    DECEMBER 31,
                                                      1997           1996
                                                   ----------     ----------
                                                   (unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Long-term obligations due within one year     $   13,000     $   11,500
    Accounts payable - trade                          21,700         21,961
    Accrued liabilities                               24,513         21,671
                                                  ----------     ----------
    Total current liabilities                         59,213         55,132

 LONG-TERM OBLIGATIONS                               216,644        207,578

 OTHER NONCURRENT LIABILITIES                         52,806         52,091

 DEFERRED INCOME TAXES                                 1,202            635
                                                  ----------     ----------
     Total liabilities                               329,865        315,436
                                                  ----------     ----------
 COMMITMENTS AND CONTINGENCIES

 MINORITY INTEREST                                    49,418         46,147
                                                  ----------     ----------
 STOCKHOLDERS' EQUITY:
    Common stock, $.05 par value                       3,602          3,594
    Capital in excess of par value                   392,032        389,907
    Retained earnings from March 31, 1991             93,181         71,268
    Other                                            (16,231)       (18,162)
                                                  ----------     ----------
     Total stockholders' equity                      472,584        446,607
                                                  ----------     ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  851,867     $  808,190
                                                  ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                          READING & BATES CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  -------------------------
                                                     1997           1996
                                                  ----------     ----------
 OPERATING REVENUES                               $   83,431     $   61,190
                                                  ----------     ----------
 COSTS AND EXPENSES:
   Operating expenses                                 36,514         30,831
   Depreciation                                        9,852          7,568
   General and administrative                          5,848          4,590
                                                  ----------     ----------
     Total costs and expenses                         52,214         42,989
                                                  ----------     ----------
 OPERATING INCOME                                     31,217         18,201
                                                  ----------     ----------
 OTHER INCOME (EXPENSE):
   Interest expense, net of capitalized interest      (3,529)        (2,781)
   Interest income                                       847            499
   Other, net                                           (292)           (96)
                                                  ----------     ----------
     Total other income (expense)                     (2,974)        (2,378)
                                                  ----------     ----------
 INCOME BEFORE INCOME TAX EXPENSE
    AND MINORITY INTEREST                             28,243         15,823
                                                  ----------     ----------
 INCOME TAX EXPENSE:
   Current                                             1,492          1,093
   Deferred                                            1,567              -
                                                  ----------     ----------
     Total income tax expense                          3,059          1,093
                                                  ----------     ----------
 INCOME AFTER INCOME TAX EXPENSE
    AND BEFORE MINORITY INTEREST                      25,184         14,730

 MINORITY INTEREST                                    (3,271)        (1,258)
                                                  ----------     ----------
 NET INCOME                                           21,913         13,472

 DIVIDENDS ON PREFERRED STOCK                              -          1,213
                                                  ----------     ----------
 NET INCOME APPLICABLE TO COMMON STOCKHOLDERS     $   21,913     $   12,259
                                                  ==========     ==========
 NET INCOME PER COMMON SHARE                      $      .30     $      .20
                                                  ==========     ==========
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           72,008         61,966
                                                  ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                          READING & BATES CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  -------------------------
                                                     1997            1996
                                                  ----------     ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $   21,913     $   13,472
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                      9,852          7,568
     Deferred income taxes                             1,567              -
     Loss (gain) on dispositions of
       property and equipment                          1,323           (688)
     Recognition of deferred expenses                  1,686            491
     Deferred compensation                             1,908            659
     Minority interest in income of
       consolidated subsidiaries                       3,271          1,258
     Changes in assets and liabilities:
       Accounts receivable, net                      (14,138)        (7,955)
       Materials and supplies inventory                 (233)          (872)
       Deferred charges and other assets              (1,824)         1,036
       Accounts payable - trade                       (4,768)         2,695
       Accrued liabilities                             1,199           (784)
       Accrued interest                                1,283          1,028
       Deferred mobilization revenue                   1,275          7,284
       Income taxes                                      997           (489)
       Other, net                                       (948)          (267)
                                                  ----------     ----------
        Net cash provided by operating activities     24,363         24,436
                                                  ----------     ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Dispositions of property and equipment                539            122
   Purchases of property and equipment               (32,184)       (28,714)
   Purchase of short-term investments                (30,725)             -
   Decrease (increase) in investments in and
     advances to unconsolidated investees             (7,698)            62
                                                  ----------     ----------
        Net cash used in investing activities        (70,068)       (28,530)
                                                  ----------     ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from revolving credit facility        15,000          7,000
   Principal payments on long-term obligations        (5,000)        (5,000)
   Exercise of stock options                           1,173            964
   Dividends paid on preferred stock                       -         (1,213)
   Distribution to minority shareholders
     of consolidated subsidiaries                          -         (3,662)
                                                  ----------     ----------
       Net cash provided by (used in)
          financing activities                        11,173         (1,911)
                                                  ----------     ----------
 NET DECREASE IN CASH AND CASH EQUIVALENTS           (34,532)        (6,005)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     59,089         36,171
                                                  ----------     ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   24,557     $   30,166
                                                  ==========     ==========
 Supplemental Cash Flow Disclosures:
   Interest paid                                  $    3,027     $    2,259
   Income taxes paid                              $      966     $    1,518
   Noncash investing activities:
     Purchase of property and equipment
     in exchange for debt                         $    4,507     $        -


   The accompanying notes are an integral part of the consolidated financial statements.


                            READING & BATES CORPORATION
                                  AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)


A)  SIGNIFICANT ACCOUNTING POLICIES

         SHORT-TERM INVESTMENTS - Short-term investments consist of interest-bearing deposits with a commercial bank with a maturity greater than three months but less than one year from the date of the investment.

         PROPERTY AND EQUIPMENT - As of March 31, 1997, none of the Company's oil and gas properties had entered the production stage and the accumulated cost related to such properties was approximately $63.8 million which is included in Property and Equipment, Other. Depending on prices, reserve developments and accounting policies adopted, the Company could experience a future impairment charge.

         CAPITALIZED INTEREST - The Company capitalizes interest applicable to the acquisition, exploration and development of offshore oil and gas properties as a cost of such assets. Interest capitalized for the three months ended March 31, 1997 and 1996 was $.9 million and $.6 million, respectively and is shown net of interest expense in the Consolidated Statement of Operations.

         RECLASSIFICATION - Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income or the overall financial condition of the Company.




                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Reading & Bates Corporation


    We have reviewed the accompanying consolidated balance sheet of Reading & Bates Corporation (a Delaware corporation) and Subsidiaries as of March 31, 1997, and the related consolidated statements of operations and cash flow for the three months ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
April 14, 1997



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MATERIAL CHANGES IN FINANCIAL CONDITION

    The Company intends to continue to modernize and expand its fleet in order to meet the requirements of competitive conditions in the offshore drilling industry and the changing needs of its customers. In this regard, the Company made significant capital expenditures, $36.7 million, in the first three months of 1997 primarily related to capital upgrades to the fleet to fulfill obligations under existing contracts or to improve the marketability of certain of the Company's offshore units.

    The Company has from time to time in the past engaged in, and currently continues to engage in, preliminary discussions with other industry participants with respect to business combinations that would potentially strengthen its competitive position in the offshore drilling industry. Also, the Company continues to consider the selective acquisition of existing vessels, directly or through business combination transactions.

    In July 1996, the Company entered into an agreement with Shell Offshore Inc. to drill an appraisal well at the Company's expense in Shell's East Boomvang prospect in the U.S. Gulf of Mexico, and if the results are positive the Company will earn a working interest and proceed with the development of the field. The estimated cost to drill the appraisal well is approximately $11.8 million. In the first quarter of 1997, the first well was drilled and was suspended as a potential producer. The Company is currently evaluating the data gathered and intends to proceed with additional drilling within the prospect.

    In the first quarter of 1997, the Company entered into an agreement with Marathon Oil Company to explore three oil and gas prospects in the U.S. Gulf of Mexico. Two of the prospects are currently being drilled at an estimated cost to the Company of approximately $12.3 million. The Company's third-generation semisubmersible, "M. G. HULME, JR." has been contracted to drill one of the prospects.

     The Company continues to consider participation in field development projects. Investments in oil and gas properties as of March 31, 1997 are not material to total assets. However, depending on prices, reserve developments and accounting policies adopted, the Company could experience a future impairment charge.

    Liquidity of the Company should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers' expectations and budgets occur. These fluctuations can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. As of March 31, 1997, approximately $35.8 million of total consolidated cash, cash equivalents and short-term investments of $55.3 million are restricted from the Company's use outside of Arcade Drilling AS, a majority owned subsidiary of the Company. In addition, as of March 31, 1997, there was $119 million available under the Company's existing credit facility. The Company's management currently expects that its cash flow from operations, in combination with cash on hand, funds available under its existing credit facility, and other sources, including new debt, new equity, asset disposals and/or by proper scheduling of its planned capital or other expenditures, will be sufficient to satisfy the Company's short-term and long-term working capital needs, planned
investments,  capital   expenditures,   debt,   lease   and   other   payment
obligations.


MATERIAL CHANGES IN RESULTS OF OPERATIONS


                   THREE MONTHS ENDED MARCH 31, 1997 COMPARED
                     TO THREE MONTHS ENDED MARCH 31, 1996

    The Company's net income for the three months ended March 31, 1997 was $21.9 million ($.30 per share) compared with net income of $13.5 million ($.20 per share after preferred stock dividends of $1.2 million) for the same period of 1996. Income from operations for the three months ended March 31, 1997 was $31.2 million compared to income from operations of $18.2 million in 1996. The Company's fleet utilization for the three months ended March 31, 1997 and 1996 was 94% and 95%, respectively.

    Operating revenues are primarily a function of dayrates and utilization. The $22.2 million increase in operating revenues for the three months ended March 31, 1997 over the same period in 1996 is primarily due to increased dayrates fleetwide, with the fourth and third generation semisubmersibles accounting for the largest part of the increase. Also, the addition of the "SEILLEAN", a floating production storage and shuttle vessel, to the fleet and the June 1996 activation of the "J. W. McLEAN", a second-generation semisubmersible, contributed to the increased operating revenues in the first quarter of 1997.

    Operating expenses do not necessarily fluctuate in proportion to changes in operating revenues. The continuation of personnel on board and equipment maintenance is generally still necessary when the Company's offshore units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's offshore units and the mix of labor between expatriates and nationals as stipulated in the operating contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the offshore unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed on the basis of number of hours operated in accordance with the Company's preventive maintenance program. Operating expenses for an offshore unit are typically deferred or capitalized as appropriate during periods of mobilization, contract preparation, major upgrades or conversions unless corresponding mobilization revenue is recognized, in which case such operating expenses are expensed as incurred.

    The $5.7 million increase in operating expenses for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily due to the addition of the "SEILLEAN" to the fleet, the "J. W. McLEAN" being placed in service in June 1996, and the "RON TAPPMEYER" due to operations in Australia, a significantly higher cost area, in 1997 versus Bangladesh in 1996. Additionally, the "JACK BATES" incurred increased expenses related to casualty loss accruals in 1997 and casualty gain recognition in 1996. These increases were partially offset by a decrease in operating expense due to the capitalization of expenses on the "M. G. HULME, JR." while the drilling unit was drilling an appraisal well on the East Breaks 688 block of the "East Boomvang" prospect for Reading and Bates Development Co., a wholly owned subsidiary of the Company.

    Depreciation expense increased for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to the addition of the "SEILLEAN" to the fleet, the June 1996 activation of the "J. W. McLEAN" and a significant increase in gross property and equipment on the "JIM CUNNINGHAM" related to major upgrades.

    General & administrative expense increased for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to increases in payroll and related expenses associated with increased staffing and employee incentive plans.

    Interest expense increased for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to an increased average principal balance outstanding, partially offset by increased capitalized interest related to oil and gas development costs.

    Income tax expense increased for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to the increase in the Company's pretax income.

    Minority interest relates primarily to the results of Arcade Drilling and the percentage attributable to stockholders other than the Company. Arcade Drilling reported net income of $13.0 million and $4.9 million for the three months ended March 31, 1997 and 1996, respectively.


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

    The Company is involved in various other legal actions arising in the normal course of business. After taking into consideration the evaluation of such actions by counsel for the Company, management is of the opinion that outcome of all known and potential claims and litigation will not have a material adverse effect on the Company's business or consolidated financial position or results of operations.

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

Item 6(b). Reports on Form 8-K

       There were seven Current Reports on Form 8-K filed during the three months ended March 31, 1997. A Current Report on Form 8-K was: filed January 7, 1997 disclosing that the Company has entered into an agreement with Santa Fe Energy Resources to explore five oil and gas prospects in the U.S. Gulf of Mexico; filed January 21, 1997 disclosing that the Company and Cal Dive International have agreed to jointly pursue the development of deepwater technology; filed January 28, 1997 disclosing the Company's fourth quarter and yearend 1996 earnings; filed February 19, 1997 disclosing the Company's award from AGIP Petroleum of a four well contract for the "GEORGE H. GALLOWAY"; filed February 26, 1997 disclosing that the "JACK BATES" sustained damage while under tow; filed March 17, 1997 disclosing that Gary J. Junco has been appointed Chief Operating Officer of Reading & Bates Development Co. and filed March 26, 1997 disclosing the completion of the first well in the East Breaks 688 "East Boomvang" prospect in the U.S. Gulf of Mexico.

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             READING & BATES CORPORATION
                             ---------------------------


 Date:  April 23, 1997       By   /s/T. W. Nagle
                               -------------------------
                               T. W. Nagle
                               Executive Vice President,
                               Finance and Administration
                               (Principal Financial and Accounting Officer)



                          EXHIBIT INDEX

Exhibit
Number                 Description
------  -------------------------------------------------------------
11      Computation of Net Income Per Common Share, Primary and Fully Diluted.

15      Letter re:  unaudited interim financial information.

27 Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)