Form 10-Q
period 1997-06-30
READING & BATES CORP
filed 1997-07-23
CIK 82329

==============================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                             ----------------
                                 FORM 10-Q

     (Mark One)
        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1997
                                    or
        (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


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


         NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                       AT JULY 18, 1997:  72,105,779


==============================================================================

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

          Reading & Bates Corporation and Subsidiaries

The financial statements for the three and six month periods ended June 30, 1997 and 1996, include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three and six month periods ended June 30, 1997 included herein have been subjected to a limited review by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1997. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996.

                       READING & BATES CORPORATION
                            AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEET
                            (in thousands)

                                                      JUNE 30,    DECEMBER 31,
                                                        1997          1996
                                                     ----------   -----------
                                                     (unaudited)
  ASSETS
  ------
  CURRENT ASSETS:
    Cash and cash equivalents                        $   31,842   $   59,089
    Short-term investments                               48,225            -
    Accounts receivable:
     Trade, net                                          73,804       57,277
     Other                                               20,709        6,452
    Materials and supplies inventory                     14,148       13,369
    Other current assets                                  2,935        3,903
                                                     ----------   ----------
     Total current assets                               191,663      140,090
                                                     ----------   ----------
  PROPERTY AND EQUIPMENT:
    Drilling                                            958,892      896,609
    Other                                                75,455       57,640
                                                     ----------   ----------
     Total property and equipment                     1,034,347      954,249
    Accumulated depreciation and amortization          (315,933)    (296,620)
                                                     ----------   ----------
     Net property and equipment                         718,414      657,629
                                                     ----------   ----------

  DEFERRED CHARGES AND OTHER ASSETS                      52,385       10,471
                                                     ----------   ----------
  TOTAL ASSETS                                       $  962,462   $  808,190
                                                     ==========   ==========

  The accompanying notes are an integral part of the consolidated financial statements.


                         READING & BATES CORPORATION
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                              (in thousands)

                                                      JUNE 30,    DECEMBER 31,
                                                        1997         1996
                                                     ----------   ------------
                                                    (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Long-term obligations due within one year           $   19,813   $   11,500
 Accounts payable - trade                                22,726       21,961
 Accrued liabilities                                     31,599       21,671
                                                     ----------   ----------
          Total current liabilities                      74,138       55,132

LONG-TERM OBLIGATIONS                                   286,673      207,578

OTHER NONCURRENT LIABILITIES                             51,762       52,091

DEFERRED INCOME TAXES                                     4,663          635
                                                     ----------   ----------
   Total liabilities                                    417,236      315,436
                                                     ----------   ----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                        50,536       46,147
                                                     ----------   ----------
STOCKHOLDERS' EQUITY:
 Common stock, $.05 par value                             3,603        3,594
 Capital in excess of par value                         392,294      389,907
 Retained earnings from March 31, 1991                  113,344       71,268
 Other                                                  (14,551)     (18,162)
                                                     ----------   ----------
   Total stockholders' equity                           494,690      446,607
                                                     ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  962,462   $  808,190
                                                     ==========   ==========

  The accompanying notes are an integral part of the consolidated financial statement.


                         READING & BATES CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands except per share amounts)
                                 (unaudited)

                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                  -------------------   ---------------------
                                    1997       1996        1997        1996
                                  --------   --------   ---------   ---------
OPERATING REVENUES                $ 98,371   $ 61,700   $ 181,802   $ 122,890
                                  --------   --------   ---------   ---------
COSTS AND EXPENSES:
  Drilling operations               35,339     25,384      70,756      55,576
  Development operations            16,968        742      18,065       1,381
  Depreciation                      10,389      7,740      20,241      15,308
  General and administrative         5,714      5,394      11,562       9,984
                                  --------   --------   ---------   ---------
   Total costs and expenses         68,410     39,260     120,624      82,249
                                  --------   --------   ---------   ---------
OPERATING INCOME                    29,961     22,440      61,178      40,641
                                  --------   --------   ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense, net of
    capitalized interest            (4,560)    (3,643)     (8,089)     (6,424)
  Interest income                      983        484       1,830         983
  Other, net                          (125)    (1,062)       (417)     (1,158)
                                  --------   --------   ---------   ---------
    Total other income (expense)    (3,702)    (4,221)     (6,676)     (6,599)
                                  --------   --------   ---------   ---------

INCOME BEFORE INCOME TAX EXPENSE
  AND MINORITY INTEREST             26,259     18,219      54,502      34,042
                                  --------   --------   ---------   ---------
INCOME TAX EXPENSE:
  Current                            1,486      1,179       2,978       2,272
  Deferred                           3,511          -       5,078           -
                                  --------   --------   ---------   ---------
    Total income tax expense         4,997      1,179       8,056       2,272
                                  --------   --------   ---------   ---------

INCOME AFTER INCOME TAX EXPENSE
  AND BEFORE MINORITY INTEREST      21,262     17,040      46,446      31,770
MINORITY INTEREST                   (1,099)    (1,205)     (4,370)     (2,463)
                                  --------   --------   ---------   ---------
NET INCOME                          20,163     15,835      42,076      29,307

DIVIDENDS ON PREFERRED STOCK             -      1,212           -       2,425
                                  --------   --------   ---------   ---------
NET INCOME APPLICABLE TO
 COMMON STOCKHOLDERS              $ 20,163   $ 14,623   $  42,076   $  26,882
                                  ========   ========   =========   =========
PRIMARY NET INCOME PER
 COMMON SHARE                     $    .28   $    .23   $     .58   $     .43
                                  ========   ========   =========   =========
FULLY DILUTED NET INCOME
 PER COMMON SHARE                 $    N/A   $    .22   $     N/A   $     .41
                                  ========   ========   =========   =========
WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING:
  Primary                           72,060     62,281      72,034      62,124
                                  ========   ========   =========   =========
  Fully diluted                        N/A     70,929         N/A      70,771
                                  ========   ========   =========   =========


  The accompanying notes are an integral part of the consolidated financial statements.


                           READING & BATES CORPORATION
                                  AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in thousands) (unaudited)

                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                       ---------------------
                                                          1997        1996
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  42,076   $  29,307
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation                                          20,241      15,308
    Dry hole and exploration expenses
     relating to oil and gas properties                   15,544           -
    Deferred income taxes                                  5,078           -
    Gain on dispositions of property and equipment          (492)     (4,681)
    Recognition of deferred expenses                       2,658       1,836
    Deferred compensation                                  3,786       1,350
    Minority interest in income of
     consolidated subsidiaries                             4,370       2,463
    Changes in assets and liabilities:
       Accounts receivable, net                          (29,735)    (11,027)
       Materials and supplies inventory                     (194)     (1,618)
       Deferred charges and other assets                  (1,233)         53
       Accounts payable - trade                              765         509
       Accrued liabilities                                 6,649      (1,563)
       Accrued interest                                    3,361       2,503
       Deferred mobilization revenue                         214       7,042
       Income taxes                                        1,692        (662)
       Other, net                                         (1,479)        382
                                                       ---------   ---------
         Net cash provided by operating activities        73,301      41,202
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions of property and equipment                     409       8,785
  Purchases of property and equipment:
    Drilling and related equipment                       (66,042)    (65,566)
    Oil and gas properties                               (29,515)    (10,366)
  Exploration expenses relating to
   oil and gas properties                                 (2,473)           -
  Purchase of short-term investments                     (48,225)           -
  Increase in investments in and
   advances to unconsolidated investees                  (42,394)       (165)
                                                       ---------   ---------
       Net cash used in investing activities            (188,240)    (67,312)
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on short-term obligations                       -      (8,653)
  Net proceeds from revolving credit facility             60,000      51,000
  Proceeds from long-term obligations                     38,000           -
  Principal payments on long-term obligations            (11,772)     (5,000)
  Exercise of stock options                                1,464       3,180
  Dividends paid on preferred stock                            -      (2,425)
  Distribution to minority shareholders
   of consolidated subsidiary                                  -      (3,662)
                                                       ---------   ---------
      Net cash provided by financing activities           87,692      34,440
                                                       ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (27,247)      8,330
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          59,089      36,171
                                                       ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  31,842   $  44,501
                                                       =========   =========
Supplemental Cash Flow Disclosures:
    Interest paid                                      $   6,486   $   4,415
    Income taxes paid                                  $   1,958   $   2,790

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

           PROPERTY AND EQUIPMENT - As of June 30, 1997, none of the Company's oil and gas properties had entered the production stage and the accumulated cost related to such properties was approximately $67.4 million which is included in Property and Equipment, Other. Depending on prices and reserve developments the Company could experience a future impairment charge.

           OIL  AND  GAS  ACCOUNTING  - The successful  efforts  method  of accounting is used for oil and gas exploration and production activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs and costs of carrying and retaining unproved properties, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether each well has discovered proved reserves. If proved reserves are not discovered, such drilling costs are charged to expense. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

           CAPITALIZED INTEREST - The Company capitalizes interest applicable to the acquisition, exploration and development of offshore oil and gas properties as a cost of such assets. Interest capitalized for the three months ended June 30, 1997 and 1996 was $1.1 million and $.7 million, respectively and for the six months ended June 30, 1997 and 1996 was $2.0 million and $1.2 million, respectively, and is shown net of interest expense in the Consolidated Statement of Operations.

           FOREIGN CURRENCY TRANSACTIONS - In the third quarter of 1996, the Company entered into a short-term foreign exchange forward contract to hedge a firm commitment relating to the purchase of equipment. This contract is intended to reduce currency risk from exchange rate movements. Gains and losses are deferred and accounted for as part of the underlying transaction. At June 30, 1997, the Company had an outstanding forward exchange contract to purchase Danish kroner totaling approximately $3.9 million.

           RECLASSIFICATION  -  Certain  prior  period   amounts   in   the
     consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income or the overall financial condition of the Company.

B)   LONG-TERM OBLIGATIONS
                                                        (in thousands)
                                                         ------------
    Debt obligations at December 31, 1996                  $ 219,078
       Proceeds from NIC (1)                                  38,000
       Net proceeds from revolving credit facility            60,000
       Less cash payments                                    (11,772)
       Other                                                   1,180
                                                           ---------
    Debt obligations at June 30, 1997                        306,486
       Less long-term obligations due within one year        (19,813)
                                                           ---------
    Long-term obligations at June 30, 1997                 $ 286,673
                                                           =========

          (1) In December 1996, a wholly owned subsidiary of the Company entered into a five year $38 million loan agreement with Nissho Iwai Europe PLC ("NIC"). In April 1997, the loan agreement was finalized and the Company received the funds. The loan is collateralized by a vessel mortgage on the "SEILLEAN" without recourse to the Company and bears interest at the London Interbank Offered Rate plus 2%. Principal repayments are monthly based on the greater of the excess cash flow of the "SEILLEAN" or the outstanding principal balance divided by the remaining period of the loan. In addition, NIC has the option to purchase up to 10% of the ownership in the "SEILLEAN", any time prior to three years after April 25, 1997, the date the Company received the funds from NIC, at a minimum price of $4.2 million.

C)   EXPENSES RELATING TO OIL AND GAS PROPERTIES

          For the three and six months ended June 30, 1997, the Company incurred $13.1 million of dry hole expenses and $2.5 million of geological and geophysical expenses. Such expenses are included in "Development operations" in the Consolidated Statement of Operations.

D)   COMMITMENTS

          DRILLSHIP PROJECT II - In the second quarter of 1997, the Company and an affiliate of Conoco, Inc. formed a 60/40 joint venture (60% Reading & Bates, 40% Conoco) to build and operate a second dynamically positioned drillship capable of drilling at water depths up to 10,000 feet. The drillship is essentially identical to the previously announced drillship project and Samsung Heavy Industries of Korea has also been awarded the contract to construct the vessel. The estimated cost of the drillship is currently approximately $230 million plus capitalized interest. Immediately following the delivery of the drillship, which is expected to be in the first quarter of 1999, it has contracts for the initial five years following delivery of the vessel from the shipyard. During the initial five years, the vessel will be contracted to an affiliate of Conoco Inc. for operations in the U. S. Gulf of Mexico and foreign areas for an aggregate of 2.5 years and to a subsidiary of the Company for operations for its own account and for operations in which the Company may have an interest in the U.S. Gulf of Mexico and foreign areas for the remaining 2.5 years. The Company's portion of the project is expected to be funded through working capital and project financing of the joint venture which is expected to be provided by a third party on a limited recourse basis. As of June 30, 1997, the Company had advanced approximately $43.4 million to the joint venture which is expected to be refinanced by the joint venture. Such amount is included in "Deferred Charges and Other Assets".

          NEW  BUILD  SEMI  "RBS-6" - In the second quarter  of  1997,  the
     Company   entered  into  a  letter  of  intent  with  Shell  Deepwater
     Development  Inc. ("Shell") to build a new generation ultra  deepwater
     moored semisubmersible, the "RBS-6", under a five year contract.   The
     letter of intent is subject to approval by the Board of Directors of both companies and the execution of a mutually agreeable drilling contract. The "RBS-6" builds on concepts similar to the construction of the "JACK BATES" and was designed by the Company's engineering
     department   in   conjunction  with  the  engineering  subsidiary   of
     Ishikawajima-Harima Heavy Industries Co., Ltd. The "RBS-6" will be capable of drilling at water depths up to 8,000 feet and during the initial contract period, the unit will operate in the U.S. Gulf of
     Mexico.   The  estimated  cost of the unit is currently  approximately
     $235 million plus capitalized interest and other non-hardware costs and delivery of the unit is scheduled for the first quarter of 2000. This estimate is subject to change as discussions with the shipyard progress. The drilling contract is being structured to facilitate non-recourse financing by the Company by using the five year contract with Shell as the primary financing collateral.

E)   SUBSEQUENT EVENT

          On July 10, 1997, the Company and Falcon Drilling Company Inc. ("Falcon Drilling") announced that they had agreed to combine their companies into a new company -- R&B Falcon Corporation. Under the terms of the definitive agreement, which has been unanimously approved by the Boards of Directors of both companies, Falcon Drilling shareholders will receive 1 share of R&B Falcon Corporation common stock for each share of Falcon Drilling common stock. Reading & Bates shareholders will receive 0.59 shares of R&B Falcon Corporation common stock (which exchange ratio will be adjusted to 1.18 to give effect to the previously announced Falcon Drilling two-for-one stock-split) for each share of Reading & Bates common stock. The exchange of shares for both companies is expected to be tax-free, and the companies will seek pooling of interests accounting treatment. The transaction, which is subject to regulatory and shareholder approvals, is expected to close in the fourth quarter of 1997.




                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Reading & Bates Corporation


     We have reviewed the accompanying consolidated balance sheet of Reading & Bates Corporation (a Delaware corporation) and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996 and the consolidated statement of cash flows for the six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
July 14, 1997



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MATERIAL CHANGES IN FINANCIAL CONDITION

Business Combination

     The Company has had a long standing policy of willingness to engage in preliminary discussions with other industry participants with respect to business combinations that would potentially strengthen its competitive position in the offshore drilling industry and has engaged in such discussions on several occasions in the past. As a result of such discussions with Falcon Drilling Company, Inc. ("Falcon Drilling"), on July 10, 1997, the Company and Falcon Drilling announced that they had agreed to combine their companies into a new company -- R&B Falcon Corporation. Under the terms of the definitive agreement, which has been unanimously approved by the Boards of Directors of both companies, Falcon Drilling shareholders will receive 1 share of R&B Falcon Corporation common stock for each share of Falcon Drilling common stock. Reading & Bates shareholders will receive
0.59 shares of R&B Falcon Corporation common stock (which exchange ratio will be adjusted to 1.18 to give effect to the previously announced Falcon Drilling two-for-one stock-split) for each share of Reading & Bates common stock. The exchange of shares for both companies is expected to be tax-free, and the companies will seek pooling of interests accounting treatment. The transaction, which is subject to regulatory and shareholder approvals, is expected to close in the fourth quarter of 1997.

Drillship Project II

     In the second quarter of 1997, the Company and an affiliate of Conoco, Inc. formed a 60/40 joint venture (60% Reading & Bates, 40% Conoco) to build and operate a second dynamically positioned drillship capable of drilling at water depths up to 10,000 feet. The drillship is essentially identical to the previously announced drillship project and Samsung Heavy Industries of Korea has also been awarded the contract to construct the vessel. The estimated cost of the drillship is currently approximately $230 million plus capitalized interest. Immediately following the delivery of the drillship, which is expected to be in the first quarter of 1999, it has contracts for the initial five years following delivery of the vessel from the shipyard. During the initial five years, the vessel will be contracted to an affiliate of Conoco Inc. for operations in the U. S. Gulf of Mexico and foreign areas for an aggregate of 2.5 years and to a subsidiary  of  the  Company for operations for its  own  account  and  for operations in which the Company may have an interest in the U.S. Gulf of Mexico and foreign areas for the remaining 2.5 years. The Company's portion of the project is expected to be funded through working capital and project financing of the joint venture which is expected to be provided by a third party on a limited recourse basis. As of June 30, 1997, the Company had advanced approximately $43.4 million to the joint venture which is expected to be refinanced by the joint venture. Such amount is included in "Deferred Charges and Other Assets".

New Build Semi "RBS-6"

     In the second quarter of 1997, the Company entered into a letter of intent with Shell Deepwater Development Inc. ("Shell") to build a new generation ultra deepwater moored semisubmersible, the "RBS-6", under a five year contract. The letter of intent is subject to approval by the Board of Directors of both companies and the execution of a mutually agreeable drilling contract. The "RBS-6" builds on concepts similar to the construction of the "JACK BATES" and was designed by the Company's engineering department in conjunction with the engineering subsidiary of Ishikawajima-Harima Heavy Industries Co., Ltd. The "RBS-6" will be capable of drilling at water depths up to 8,000 feet and during the initial contract period, the unit will operate in the U.S. Gulf of Mexico. The estimated cost of the unit is currently approximately $235 million plus capitalized interest and other non-hardware costs and delivery of the unit is scheduled for the first quarter of 2000. This estimate is subject to change as discussions with the shipyard progress. The drilling contract is being structured to facilitate non-recourse financing by the Company by using the five year contract with Shell as the primary financing collateral.

Drilling Operations

     The Company intends to continue to modernize and expand its fleet in order to meet the requirements of competitive conditions in the offshore drilling industry and the changing needs of its customers. In this regard, the Company made significant capital expenditures, $66.0 million, in the first six months of 1997 primarily related to capital upgrades to the fleet to fulfill obligations under existing contracts or to improve the marketability of certain of the Company's offshore units.

Development Operations

     In  July  1996,  the  Company entered into  an  agreement  with  Shell
Offshore Inc. to drill an appraisal well at the Company's expense in Shell's East Boomvang prospect in the U.S. Gulf of Mexico with terms that if the results were positive the Company would earn a working interest. The estimated cost to drill the appraisal well, which was drilled in the first quarter of 1997 and was suspended as a potential producer, was approximately $11.8 million. The Company is currently evaluating the data gathered and intends to proceed with additional drilling within the prospect.

     In the first quarter of 1997, the Company entered into an agreement with a large independent oil company to explore three oil and gas prospects in the U.S. Gulf of Mexico. One of the prospects is currently being drilled at an estimated cost to the Company of approximately $5.8 million. Another prospect which the Company's third-generation semisubmersible "M.
G. HULME, JR." was contracted to drill has been completed and was a dry hole. See "Material Changes in Results of Operations" below.

       The Company continues to consider participation in field development projects. In this regard, the Company incurred expenditures of $29.5 million in the first six months of 1997 related to investments in oil and gas properties. Investments in oil and gas properties as of June 30, 1997 are not material to total assets. However, depending on prices, reserve developments and decisions regarding economic feasibility of field developments, the Company could experience a future impairment charge.

Liquidity

     Liquidity of the Company should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers' expectations and budgets occur. These fluctuations can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. As of June 30, 1997, approximately $47.0 million out of a total of $80.1 million of total consolidated cash, cash equivalents and short-term investments are restricted from the Company's use outside of Arcade Drilling AS, a majority owned subsidiary of the Company. In addition, on July 3, 1997, the Company's revolving credit facility was increased to $400 million and as of that date the Company had $184 million available under the facility. The Company's management currently expects that its cash flow from operations, in combination with cash on hand, funds available under its existing credit facility, and other new financings will be sufficient to satisfy the Company's short-term and long-term working capital needs, planned investments, capital expenditures, debt, lease and other payment obligations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

                  SIX MONTHS ENDED JUNE 30, 1997 COMPARED
                     TO SIX MONTHS ENDED JUNE 30, 1996

     The Company's net income for the six months ended June 30, 1997 was $42.1 million ($.58 earnings per share) compared with net income of $29.3 million ($.43 earnings per share after preferred stock dividends of $2.4 million) for the same period of 1996. Income from operations for the six months ended June 30, 1997 was $61.2 million compared to income from operations of $40.6 million in 1996. The Company's fleet utilization for the six months ended June 30, 1997 and 1996 was 96% and 92%, respectively.

     Operating   revenues  are  primarily  a  function  of   dayrates   and
utilization. The $58.9 million increase in operating revenues for the six months ended June 30, 1997 over the same period in 1996 is due to increased
dayrates   for  the  semisubmersible  fleet  and  increased  dayrates   and
utilization of the jackup fleet. Average dayrates for the Company's fourth-generation semisubmersible, third-generation semisubmersible and jackup fleets increased 43.8%, 58.6%, and 20.8%, respectively, for the six months ended June 30,1997 as compared to the same period in 1996, which accounted
for  the  largest  part of the increase in operating revenues.   Also,  the
addition  of  the   "SEILLEAN", a floating production storage  and  shuttle
vessel, to the fleet and the June 1996 activation of the "J. W. McLEAN", a second-generation semisubmersible, contributed to the increased operating
revenues  in  the  first  six  months of  1997.   These  operating  revenue
increases were partially offset by decreases in operating revenues relating to the "M.G. HULME, JR." due to the unit drilling on oil and gas prospects in which Reading & Bates Development Co., a wholly owned subsidiary of the Company, holds an ownership interest.

     Operating expenses related to the drilling operations do not necessarily fluctuate in proportion to changes in operating revenues. The continuation of personnel on board and equipment maintenance is generally still necessary when the Company's drilling units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's drilling units and the mix of labor between expatriates and nationals as stipulated in the drilling contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the drilling unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed in accordance with the Company's preventive maintenance program. Operating expenses for a drilling unit may be deferred or capitalized as appropriate during periods of mobilization, contract preparation, major upgrades or conversions.

     The $15.2 million increase in expenses related to the drilling operations for the six months ended June 30, 1997 as compared to the same period in 1996 is primarily due to the addition of the "SEILLEAN" to the fleet in 1997; the recognition of a $3.5 million gain on the sale of the "D. K. McINTOSH" in 1996; the "RON TAPPMEYER" due to operations in Australia, a relatively higher cost area, in 1997 versus Bangladesh and Thailand in 1996; the "J. W. McLEAN" being placed in service in June 1996 which increased operating expenses and decreased capitalized expenses in 1997 and due to higher rig maintenance levels on the "PAUL B. LOYD, JR." in 1997. These operating expense increases were partially offset by decreases in operating expenses due to the capitalization of expenses related to the "M. G. HULME, JR." due to the unit drilling on oil and gas prospects in which Reading & Bates Development Co., a wholly owned subsidiary of the Company, holds an ownership interest.

     The $16.7 million increase in expenses related to the development operations for the six months ended June 30, 1997 as compared to the same period in 1996 is primarily due to expenses related to dry holes encountered on two oil and gas prospects which were written off in the second quarter of 1997.

     Depreciation expense increased for the six months ended June 30, 1997 as compared to the same period in 1996 primarily due to the addition of the "SEILLEAN" to the fleet, the June 1996 activation of the "J. W. McLEAN" and a significant increase in gross property and equipment on the "JIM CUNNINGHAM" related to major upgrades.

     General & administrative expense increased for the six months ended June 30, 1997 as compared to the same period in 1996 primarily due to increases in payroll and related expenses associated with increased staffing and employee incentive plans.

     Interest expense increased for the six months ended June 30, 1997 as compared to the same period in 1996 primarily due to an increased average principal balance outstanding, partially offset by increased capitalized interest related to oil and gas development costs.

     Income tax expense increased for the six months ended June 30, 1997 as compared to the same period in 1996 primarily due to an increase in the Company's pretax income.

     Minority interest relates primarily to the results of Arcade Drilling and the percentage attributable to stockholders other than the Company. Arcade Drilling reported net income of $17.2 million and $9.7 million for the six months ended June 30, 1997 and 1996, respectively. The minority interest charge for the six months ended June 30, 1997 was reduced by approximately $2.0 million due to the allocation of deferred taxes to Arcade Drilling.

              THREE MONTHS ENDED JUNE 30, 1997 COMPARED
                TO THREE MONTHS ENDED JUNE 30, 1996

     The Company's net income for the three months ended June 30, 1997 was $20.2 million ($.28 earnings per share) compared with net income of $15.8 million ($.23 earnings per share after preferred stock dividends of $1.2 million) for the same period of 1996. Income from operations for the three months ended June 30, 1997 was $30.0 million compared to income from operations of $22.4 million in 1996. The Company's fleet utilization for the three months ended June 30, 1997 and 1996 was 98% and 89%, respectively.

     Operating revenues are primarily a function of dayrates and utilization. The $36.7 million increase in operating revenues for the three months ended June 30, 1997 over the same period in 1996 is due to increased utilization and dayrates for the jackup fleet and increased dayrates for the semisubmersible fleet. Average dayrates for the Company's third-generation semisubmersible, fourth-generation semisubmersible and jackup fleets increased 48.1%, 35.6% and 29%, respectively, for the three months ended June 30,1997 as compared to the same period in 1996, which accounted for the largest part of the increase in operating revenues. Also, the addition of the "SEILLEAN", a floating production storage and shuttle vessel, to the fleet and the June 1996 activation of the "J. W. McLEAN", a second-generation semisubmersible, contributed to the increased operating revenues in the second quarter of 1997. These operating revenue increases were partially offset by decreases in operating revenues relating to the "M.G. HULME, JR." due to the unit drilling on oil and gas prospects in which Reading & Bates Development Co., a wholly owned subsidiary of the Company, holds an ownership interest.

     Operating expenses related to the drilling operations do not necessarily fluctuate in proportion to changes in operating revenues. The continuation of personnel on board and equipment maintenance is generally still necessary when the Company's drilling units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Additionally, labor costs fluctuate due to the geographic diversification of the Company's drilling units and the mix of labor between expatriates and nationals as stipulated in the drilling contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the drilling unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed in accordance with the Company's preventive maintenance program. Operating expenses for a drilling unit may be deferred or capitalized as appropriate during periods of mobilization, contract preparation, major upgrades or conversions.

     The $10.0 million increase in expenses related to the drilling operations for the three months ended June 30, 1997 as compared to the same period in 1996 is primarily due to the addition of the "SEILLEAN" to the fleet in 1997; the recognition of a $3.5 million gain on the sale of the "D. K. McINTOSH" in 1996; the "RON TAPPMEYER" due to operations in Australia, a relatively higher cost area, in 1997 versus Bangladesh in 1996; the "J. W. McLEAN" being placed in service in June 1996 which increased operating expenses and decreased capitalized expenses in 1997 and due to higher rig maintenance levels on the "PAUL B. LOYD, JR." in 1997. These operating expense increases were partially offset by decreases in operating expenses on the "JACK BATES" due to revised estimates related to casualty loss accruals and due to the capitalization of expenses related to the "M. G. HULME, JR." due to the unit drilling on oil and gas prospects in which Reading & Bates Development Co., a wholly owned subsidiary of the Company, holds an ownership interest.

     The $16.2 million increase in expenses related to the development operations for the three months ended June 30, 1997 as compared to the same period in 1996 is primarily due to expenses related to dry holes encountered on two oil and gas prospects which were written off in the second quarter of 1997.

     Depreciation expense increased for the three months ended June 30, 1997 as compared to the same period in 1996 primarily due to the addition of the "SEILLEAN" to the fleet, the June 1996 activation of the "J. W. McLEAN" and a significant increase in gross property and equipment on the "JIM CUNNINGHAM" related to major upgrades.

     Interest expense increased for the three months ended June 30, 1997 as compared to the same period in 1996 primarily due to an increased average principal balance outstanding, partially offset by increased capitalized interest related to oil and gas development costs.

     Income tax expense increased for the three months ended June 30, 1997 as compared to the same period in 1996 primarily due to an increase in the Company's pretax income.

     The minority interest charge for the three months ended June 30, 1997 was reduced by approximately $2.0 million due to the allocation of deferred taxes to Arcade Drilling.

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

Item 4. Results of Votes of Security Holders

     At the annual meeting of stockholders of Reading & Bates Corporation, held on May 13, 1997, two Class III directors were elected by a vote of common stock shareholders, as outlined in the Company's Proxy Statement relating to the annual meeting. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement and all of such nominees were elected, with 60,952,474 and 60,953,070 votes for each of Mr. Chavkin and Mr. Loyd, respectively, and 1,618,410 and 1,617,814 votes withheld from each of such nominees, respectively. In addition three proposals were voted upon: i) a proposal to approve the Company's 1997 Long-Term Incentive Plan, with 42,768,127 votes for the proposal, 19,629,368 votes against the proposal and 173,388 abstentions, ii) a proposal to approve the Company's 1996 Director Restricted Stock Award Plan, with 60,090,702 votes for the proposal, 2,263,570 votes against the proposal and 216,610 abstentions and
iii) a proposal to ratify and approve the appointment of Arthur Andersen LLP as independent public accountants for the Company for its fiscal year 1997, with 62,248,999 votes for the proposal, 175,557 votes against the proposal and 146,278 abstentions.

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

Item 6(b). Reports on Form 8-K

     There were seven Current Reports on Form 8-K filed during the three months ended June 30, 1997. A Current Report on Form 8-K was: filed April 16, 1997 disclosing the Company's first quarter 1997 earnings; filed April 21, 1997 disclosing the Company's completion of the
  Surveillance Audit "G" of its Quality Management System under the guidelines of ISO 9001; filed May 2, 1997 disclosing the formation of a new joint venture with Conoco to construct a second dynamically positioned drillship; filed May 13, 1997 disclosing the award of stock options to certain executive officers of the Company in lieu of any cash bonuses, increases in base salary or restricted stock grants they may have received for their performance in 1997; filed May 28, 1997 disclosing the completion of drilling operations on an oil and gas prospect in the U.S. Gulf of Mexico which the Company has a partial interest. Such prospect was determined to be unsuccessful which resulted in a write-off in the second quarter of 1997; filed June 18, 1997 disclosing the completion of drilling operations on two oil and gas prospects in the U.S. Gulf of Mexico which the Company had partial interests. The first prospect has been temporarily abandoned pending further drilling in the immediate area and the second prospect was determined to be unsuccessful which resulted in a write-off in the second quarter of 1997; and filed June 30, 1997 disclosing that the Company had entered into a letter of intent with Shell Deepwater Development Inc. to build a new generation semisubmersible.



                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                READING & BATES CORPORATION


Date: July 23, 1997             By/s/T. W. Nagle
                                  -------------------------
                                  T. W. Nagle
                                  Executive Vice President,
                                  Finance and Administration
                                  (Principal Financial and Accounting Officer)



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