Form 10-Q
period 1997-09-30
READING & BATES CORP
filed 1997-10-27
CIK 82329

=============================================================================

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997
                                  or
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


                      Commission file number 1-5587

                       READING & BATES CORPORATION

        (Exact name of registrant as specified in its charter)

              Delaware                             73-0642271
    (State or other jurisdiction      (I.R.S. Employer Identification No.)
  of incorporation or organization)

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

        NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK
                     AT OCTOBER 17, 1997:  72,210,483

                               Exhibit Index

=============================================================================


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

             Reading & Bates Corporation and Subsidiaries

The financial statements for the three and nine month periods ended September 30, 1997 and 1996, include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three and nine month periods ended September 30, 1997 included herein have been subjected to a limited review by Arthur Andersen LLP, the registrant's independent public accountants, whose report is included herein. Results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1997. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996.

                     READING & BATES CORPORATION
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET
                            (in thousands)

                                                SEPTEMBER 30,  DECEMBER 31,
                                                   1997             1996
                                                -------------  ------------
                                                 (unaudited)
  ASSETS
  ------

  CURRENT ASSETS:
    Cash and cash equivalents                  $    31,631    $    59,089
    Short-term investments                          35,425              -
    Accounts receivable:
      Trade, net                                    77,935         57,277
      Other                                         16,753          6,452
    Materials and supplies inventory                16,182         13,369
    Other current assets                             3,327          3,903
                                               -----------    -----------
      Total current assets                         181,253        140,090
                                               -----------    -----------
  PROPERTY AND EQUIPMENT:
    Drilling                                     1,059,771        896,609
    Other                                           60,119         57,640
                                               -----------    -----------
      Total property and equipment               1,119,890        954,249
    Accumulated depreciation and amortization     (324,980)      (296,620)
                                               -----------    -----------
      Net property and equipment                   794,910        657,629
                                               -----------    -----------

  DEFERRED CHARGES AND OTHER ASSETS                 58,520         10,471
                                               -----------    -----------
  TOTAL ASSETS                                 $ 1,034,683    $   808,190
                                               ===========    ===========

  The accompanying notes are an integral part of the consolidated financial statements.


                      READING & BATES CORPORATION
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET
                            (in thousands)


                                                SEPTEMBER 30,  DECEMBER 31,
                                                    1997           1996
                                                ------------   ------------
                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Long-term obligations due within one year    $    13,499    $    11,500
  Accounts payable - trade                          18,284         21,961
  Accrued liabilities                               32,428         21,671
                                               -----------    -----------
      Total  current liabilities                    64,211         55,132

LONG-TERM OBLIGATIONS                              360,088        207,578

OTHER NONCURRENT LIABILITIES                        52,735         52,726
                                               -----------    -----------
   Total liabilities                               477,034        315,436
                                               -----------    -----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                   53,035         46,147
                                               -----------    -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.05 par value                       3,608          3,594
  Capital in excess of par value                   393,794        389,907
  Retained earnings from March 31, 1991            119,721         71,268
  Other                                            (12,509)       (18,162)
                                               -----------    -----------
    Total stockholders' equity                     504,614        446,607
                                               -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 1,034,683    $   808,190
                                               ===========    ===========

  The accompanying notes are an integral part of the consolidated financial statements.


                                READING & BATES CORPORATION
                                     AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF OPERATIONS
                           (in thousands except per share amounts)
                                           (unaudited)

                                   THREE MONTHS ENDED    NINE MONTHS  ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                  --------------------   --------------------
                                      1997       1996        1997     1996
                                  ---------  ---------   --------- ----------

OPERATING REVENUES                $ 109,558  $  76,413   $ 291,360  $ 199,303
                                  ---------  ---------   ---------  ---------
COSTS AND EXPENSES:
  Drilling operations                38,974     33,199     109,730     88,772
  Development operations             42,668        681      60,733      2,065
  Depreciation                       10,906      8,684      31,147     23,992
  General and administrative          5,698      5,411      17,260     15,395
                                  ---------  ---------   ---------  ---------
      Total costs and expenses       98,246     47,975     218,870    130,224
                                  ---------  ---------   ---------  ---------

OPERATING INCOME                     11,312     28,438      72,490     69,079
                                  ---------  ---------   ---------  ---------
OTHER INCOME (EXPENSE):
  Interest expense, net of
   capitalized interest              (5,612)    (3,362)    (13,701)    (9,786)
  Interest income                     1,132        551       2,962      1,534
  Other, net                           (650)      (706)     (1,067)    (1,864)
                                  ---------  ---------   ---------  ---------
      Total other income (expense)   (5,130)    (3,517)    (11,806)   (10,116)
                                  ---------  ---------   ---------  ---------

INCOME BEFORE INCOME TAX EXPENSE
 AND MINORITY INTEREST                6,182     24,921      60,684     58,963
                                  ---------  ---------   ---------  ---------
INCOME TAX EXPENSE (BENEFIT):
  Current                             3,063        570       6,041      2,842
  Deferred                           (5,739)       527        (661)       527
                                  ---------  ---------   ---------  ---------
      Total income tax expense
         (benefit)                   (2,676)     1,097       5,380      3,369
                                  ---------  ---------   ---------  ---------

INCOME AFTER INCOME TAX EXPENSE
 AND BEFORE MINORITY INTEREST         8,858     23,824      55,304     55,594

MINORITY INTEREST                    (2,481)    (1,179)     (6,851)    (3,642)
                                  ---------  ---------   ---------  ---------
NET INCOME                            6,377     22,645      48,453     51,952

DIVIDENDS ON PREFERRED STOCK              -      1,206           -      3,631
                                  ---------  ---------   ---------  ---------
NET INCOME APPLICABLE TO
     COMMON STOCKHOLDERS          $   6,377  $  21,439   $  48,453  $  48,321
                                  =========  =========   =========  =========
PRIMARY NET INCOME PER
     COMMON SHARE                 $     .09  $     .34   $     .67  $     .78
                                  =========  =========   =========  =========
FULLY DILUTED NET INCOME
     PER COMMON SHARE             $     N/A  $     .32   $     N/A  $     .74
                                  =========  =========   =========  =========
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING:
 Primary                             72,124     62,686      72,064     62,313
                                  =========  =========   =========  =========
 Fully diluted                          N/A     71,058         N/A     70,679
                                  =========  =========   =========  =========

  The accompanying notes are an integral part of the consolidated financial statements.


                           READING & BATES CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands) (unaudited)

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     -----------------------
                                                        1997         1996
                                                     ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                       $   48,453   $   51,952
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                        31,147       23,992
     Dry hole and exploration expenses
        relating to oil and gas properties               56,612            -
     Deferred income taxes                                 (661)         527
     Gain on dispositions of property
        and equipment                                    (1,940)      (5,585)
     Recognition of deferred expenses                     3,588        2,655
     Deferred compensation                                5,767        2,012
     Minority interest in income of
        consolidated subsidiaries                         6,851        3,642
     Changes in assets and liabilities:
       Accounts receivable, net                         (29,910)     (21,891)
       Materials and supplies inventory                  (2,228)      (2,364)
       Deferred charges and other assets                 (5,679)      (4,477)
       Accounts  payable - trade                         (3,677)       1,972
       Accrued liabilities                                3,179          500
       Accrued interest                                   6,462        3,558
       Deferred mobilization revenue                      4,675        5,995
       Income taxes                                       3,192         (810)
       Other,   net                                      (2,245)         520
                                                     ----------   ----------
       Net cash provided by operating activities        123,586       62,198
                                                     ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Dispositions of property and equipment                1,794        8,973
    Purchases of property and equipment:
     Drilling and related equipment                    (169,470)    (120,808)
     Oil and gas properties                             (53,113)     (13,075)
    Exploration expenses relating to oil
        and gas properties                               (4,310)           -
    Purchase of short-term investments                  (35,425)           -
    Increase in investments in and advances
      to unconsolidated investees                       (45,405)        (516)
                                                     ---------    ----------
         Net cash used in investing activities         (305,928)    (125,426)
                                                     ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on short-term obligations                    -      (12,000)
    Net proceeds from revolving credit facility         157,000       91,000
    Proceeds from long-term obligations                  38,000            -
    Principal payments on long-term obligations         (42,337)     (12,500)
    Exercise of stock options                             2,221        4,352
    Dividends paid on preferred stock                         -       (3,631)
    Distribution to minority shareholders
      of consolidated subsidiary                              -       (5,119)
                                                     ----------   ----------
         Net cash provided by financing activities      154,884       62,102
                                                     ----------   ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (27,458)      (1,126)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         59,089       36,171
                                                     ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   31,631   $   35,045
                                                     ==========   ==========
Supplemental Cash Flow Disclosures:
    Interest paid                                    $    9,811   $    7,400
    Income taxes paid                                $    3,079   $    3,523
    Noncash investing activities:
      Purchase of property and equipment in
        exchange for debt                            $        -   $    2,139

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

           PROPERTY AND EQUIPMENT - As of September 30, 1997, none of the Company's oil and gas properties had entered the production stage and the accumulated cost related to such properties was approximately $51.9 million which is included in Property and Equipment, Other. Depending on prices and reserve developments the Company could experience a future impairment charge.

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

           CAPITALIZED INTEREST - The Company capitalizes interest applicable to the acquisition, exploration and development of offshore oil and gas properties as a cost of such assets. Interest capitalized for the three months ended September 30, 1997 and 1996 was $1.1 million and $.8 million, respectively and for the nine months ended September 30, 1997 and 1996 was $3.1 million and $2.0 million, respectively, and is shown net of interest expense in the Consolidated Statement of Operations.

           FOREIGN CURRENCY TRANSACTIONS - In the third quarter of 1996 the Company entered into a short-term foreign exchange forward contract to hedge a firm commitment relating to the purchase of equipment and in the third quarter of 1997 this contract was completed. This contract was intended to reduce currency risk from exchange rate movements. Insignificant gains and losses were deferred and accounted for as part of the underlying transaction. At September 30, 1997, the Company did not have any outstanding forward exchange contracts.

           RECLASSIFICATION  -  Certain  prior  period   amounts   in   the
     consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income or the overall financial condition of the Company.

B)   LONG-TERM OBLIGATIONS
                                                       (in thousands)
                                                       --------------
    Debt obligations at December 31, 1996                $ 219,078
       Proceeds from NIC (1)                                38,000
       Net proceeds from revolving credit facility         157,000
       Less cash payments (2)                              (42,337)
       Other                                                 1,846
                                                         ---------
    Debt obligations at September 30, 1997                 373,587
       Less long-term obligations due within one year      (13,499)
                                                         ---------
    Long-term obligations at September 30, 1997          $ 360,088
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

          (2) In the third quarter of 1997, the bank obligation between Arcade Drilling AS, a majority-owned subsidiary of the Company, and Chase Manhattan was repaid by Arcade Drilling AS in full from cash on hand.

C)   EXPENSES RELATING TO OIL AND GAS PROPERTIES

          For the three and nine months ended September 30, 1997, the Company incurred $39.2 million and $52.6 million of dry hole expenses, respectively, and $1.8 million and $4.3 million of geological expenses, respectively. Such expenses are included in "Development operations" in the Consolidated Statement of Operations.

D)   COMMITMENTS

          DRILLSHIP PROJECT II - In the second quarter of 1997, the Company and an affiliate of Conoco, Inc. formed a 60/40 joint venture (60% Reading & Bates, 40% Conoco) to build and operate a second dynamically positioned drillship capable of drilling at water depths up to 10,000 feet. The drillship is essentially identical to the previously announced drillship project and Samsung Heavy Industries of Korea has also been awarded the contract to construct the vessel. The estimated cost of the drillship is approximately $233 million plus capitalized interest. Immediately following the delivery of the vessel from the shipyard, which is expected to be in the first quarter of 1999, the vessel is contracted for five years. During the initial five years, the vessel will be contracted to an affiliate of Conoco Inc. for operations in the U. S. Gulf of Mexico and foreign areas for an aggregate of 2.5 years and to the Company for operations for its own account or the account of a subsidiary and for operations in which the Company may have an interest in the U.S. Gulf of Mexico and foreign areas for the remaining 2.5 years. The Company's portion of the project is expected to be funded through working capital and project financing of the joint venture which is expected to be provided by a third party on a limited recourse basis. As of September 30, 1997, the Company had advanced approximately $46.4 million to the joint venture which is expected to be reimbursed after financing is obtained by the joint venture. Such amount is included in "Deferred Charges and Other Assets".

          DRILLSHIP PROJECT III - In the third quarter of 1997, the Company announced plans to build and operate a third dynamically positioned drillship that will be 100% owned by the Company. The drillship is essentially identical to the two previously announced drillship projects and Samsung Heavy Industries of Korea has also been awarded the contract to construct the vessel. The estimated cost of the drillship is approximately $235 million plus capitalized interest which is expected to be funded through non-recourse project financing. Immediately following the delivery of the drillship, which is expected to be in the third quarter of 1999, the drillship is committed for a minimum of 2.5 years over a five year period with Statoil. Statoil has an option, exercisable by January 1998, to increase its commitment from the 2.5 year minimum up to the total five year period. As of September 30, 1997, the Company had spent approximately $37.2 million which is included in "Property and Equipment: Drilling".

          NEW BUILD SEMI "RBS-6" - In the second quarter of 1997, the Company entered into a letter of intent with Shell Deepwater Development Inc. ("Shell") to build a new generation ultra deepwater moored semi-submersible, the "RBS-6", under a five year contract. The letter of intent is subject to the execution of a mutually agreeable drilling contract. The "RBS-6" builds on concepts similar to the con-struction of the "JACK BATES" and was designed by the Company's engineering department in conjunction with the engineering subsidiary of Ishikawajima-Harima Heavy Industries Co., Ltd. The "RBS-6" will be capable of drilling at water depths up to 8,000 feet and during the initial contract period, the unit will operate in the U.S. Gulf of Mexico. The estimated cost of the unit is approximately $235 million plus capitalized interest and other non-hardware costs and delivery of the unit is scheduled for the first quarter of 2000. This estimate is subject to change as discussions with the shipyard progress. The drilling contract is being structured to facilitate non-recourse financing by the Company by using the five year contract with Shell as the primary financing collateral.

          LETTERS OF CREDIT - In the third quarter of 1997, Christiania Bank waived the Company's requirement to comply with the coverage ratio covenant related to its letter of credit facility.

E)   BUSINESS COMBINATION

          On July 10, 1997, the Company and Falcon Drilling Company Inc. ("Falcon Drilling") announced that they had agreed to combine their companies into a new company -- R&B Falcon Corporation. Under the terms of the definitive agreement, which has been unanimously approved by the Boards of Directors of both companies, Falcon Drilling shareholders will receive 1 share of R&B Falcon Corporation common stock for each share of Falcon Drilling common stock. Reading & Bates shareholders will receive 1.18 shares of R&B Falcon Corporation common stock for each share of Reading & Bates common stock. The exchange of shares for both companies is expected to be tax-free, and the companies are seeking pooling of interests accounting treatment. The transaction, which is subject to regulatory and shareholder approvals, is expected to close in the fourth quarter of 1997.

F)   EMPLOYEE BENEFIT PLAN

          STOCK OPTION PLAN - Reading & Bates Corporation has approved, in principal, the adoption by Reading & Bates Development Co. ("Development"), a wholly owned subsidiary of the Company, of a stock option plan to provide an incentive that will allow Development to retain in its employ, persons of the training, experience and ability necessary for the development and financial success of Development. The plan would authorize options with respect to 15% of the outstanding common stock of Development to be granted to certain employees of Development and the Company. If after three years from the date of grant Development has not obtained a separate financial identity, the option holders have the right under certain conditions to require the Company to make a publicly registered offering of Development's stock. However in lieu of such offering, the Company would be able to require the option holders to exercise their options under certain conditions and secure the option to buy such holders' shares after six months at the market value on that date.



               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Reading & Bates Corporation


We have reviewed the accompanying consolidated balance sheet of Reading & Bates Corporation (a Delaware corporation) and Subsidiaries as of September 30, 1997, and the related consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and the consolidated statement of cash flows for the nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
October 15, 1997



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MATERIAL CHANGES IN FINANCIAL CONDITION

Business Combination

     The Company has had a long standing policy of willingness to engage in preliminary discussions with other industry participants with respect to business combinations that would potentially strengthen its competitive position in the offshore drilling industry and has engaged in such discussions on several occasions in the past. As a result of such discussions with Falcon Drilling Company, Inc. ("Falcon Drilling"), on July 10, 1997, the Company and Falcon Drilling announced that they had agreed to combine their companies into a new company -- R&B Falcon Corporation. Under the terms of the definitive agreement, which has been unanimously approved by the Boards of Directors of both companies, Falcon Drilling shareholders will receive 1 share of R&B Falcon Corporation common stock for each share of Falcon Drilling common stock. Reading & Bates shareholders will receive
1.18 shares of R&B Falcon Corporation common stock for each share of Reading & Bates common stock. The exchange of shares for both companies is expected to be tax-free, and the companies are seeking pooling of interests accounting treatment. The transaction, which is subject to regulatory and shareholder approvals, is expected to close in the fourth quarter of 1997.

Drillship Project II

     In the second quarter of 1997, the Company and an affiliate of Conoco, Inc. formed a 60/40 joint venture (60% Reading & Bates, 40% Conoco) to build and operate a second dynamically positioned drillship capable of drilling at water depths up to 10,000 feet. The drillship is essentially identical to the previously announced drillship project and Samsung Heavy Industries of Korea has also been awarded the contract to construct the vessel. The estimated cost of the drillship is approximately $233 million plus capitalized interest. Immediately following the delivery of the vessel from the shipyard, which is expected to be in the first quarter of 1999, the vessel is contracted for five years. During the initial five years, the vessel will be contracted to an affiliate of Conoco Inc. for operations in the U. S. Gulf of Mexico and foreign areas for an aggregate of 2.5 years and to the Company for operations for its own account or the account of a subsidiary and for operations in which the Company may have an interest in the U.S. Gulf of Mexico and foreign areas for the remaining 2.5 years. The Company's portion of the project is expected to be funded through working capital and project financing of the joint venture which is expected to be provided by a third party on a limited recourse basis. As of September 30, 1997, the Company had advanced approximately $46.4 million to the joint venture which is expected to be reimbursed after financing is obtained by the joint venture. Such amount is included in "Deferred Charges and Other Assets".

Drillship Project III

      In the third quarter of 1997, the Company announced plans to build and operate a third dynamically positioned drillship that will be 100% owned by the Company. The drillship is essentially identical to the two previously announced drillship projects and Samsung Heavy Industries of Korea has also been awarded the contract to construct the vessel. The estimated cost of the drillship is approximately $235 million plus capitalized interest which is expected to be funded through non-recourse project financing. Immediately following the delivery of the drillship, which is expected to be in the third quarter of 1999, the drillship is committed for a minimum of 2.5 years over a five year period with Statoil. Statoil has an option, exercisable by January 1998, to increase its commitment from the 2.5 year minimum up to the total five year period. As of September 30, 1997, the Company had spent approximately $37.2 million which is included in "Property and Equipment:
Drilling".

New Build Semi "RBS-6"

     In the second quarter of 1997, the Company entered into a letter of intent with Shell Deepwater Development Inc. ("Shell") to build a new generation ultra deepwater moored semisubmersible, the "RBS-6", under a five year contract. The letter of intent is subject to the execution of a mutually agreeable drilling contract. The "RBS-6" builds on concepts similar to the construction of the "JACK BATES" and was designed by the Company's engineering department in conjunction with the engineering subsidiary of Ishikawajima-Harima Heavy Industries Co., Ltd. The "RBS-6" will be capable of drilling at water depths up to 8,000 feet and during the initial contract period, the unit will operate in the U.S. Gulf of Mexico. The estimated cost of the unit is approximately $235 million plus capitalized interest and other non-hardware costs and delivery of the unit is scheduled for the first quarter of 2000. This estimate is subject to change as discussions with the shipyard progress. The drilling contract is being structured to facilitate non-recourse financing by the Company by using the five year contract with Shell as the primary financing collateral.

Purchase of Semisubmersible

     In the third quarter of 1997, the Company purchased the semisubmersible accommodation unit "RIG 82" (ex "ALLEGHENY") for approximately $34.2
million.   "RIG  82"  was  originally built as  a  drilling  unit,  but  was converted to an accommodation vessel in 1978. Prior to commencing any upgrade, the unit will be marketed to operators for conversion back to a full drilling mode to operate in various worldwide locations with varying water depth and upgrade specifications.

Drilling Operations

     The Company intends to continue to modernize and expand its fleet in order to meet the requirements of competitive conditions in the offshore drilling industry and the changing needs of its customers. In this regard, the Company made significant capital expenditures, $169.5 million, in the first nine months of 1997 primarily related to the purchase of the "ALLEGHENY" (see above), the advance for Drillship Project III (see above) and significant capital upgrades to the fleet to fulfill obligations under existing contracts or to improve the marketability of certain of the Company's offshore units.

Development Operations

     In October 1995, the Company purchased an approximate 20% working interest in the Green Canyon 254 Allegheny oil and gas development project in the U.S. Gulf of Mexico from Enserch who was the operator at that time. Mobil Exploration & Producing Inc., an affiliate of Mobil Corporation, had a 40% working interest in the project and Enserch had retained the remaining 40% working interest. In the third quarter of 1997, the Company acquired an additional 20% working interest in the Allegheny field and British-Borneo Petroleum, Inc., the new operator, acquired the remaining 60% working interest in the field. As of September 30, 1997, the Company had accumulated costs related to its ownership in such project of approximately $40 million which are included in Property and Equipment, Other.

     In July 1996, the Company entered into an agreement with Shell Offshore Inc. to drill an appraisal well at the Company's expense in Shell's East Boomvang prospect in the U.S. Gulf of Mexico with terms that if the results were positive the Company would earn a working interest. The estimated cost to drill the appraisal well, which was drilled in the first quarter of 1997 and was suspended as a potential producer, was approximately $12 million. In February 1997, Shell Offshore Inc. waived its election to remain a working interest owner in the East Boomvang, North Boomvang and East Bequia prospects ("Boomvang"), but retained an overriding royalty interest in the three prospects. In July 1997, the Company entered into an agreement with Norcen Explorer, Inc. ("Norcen") whereby an appraisal well on the North Boomvang prospect would be drilled primarily at Norcen's expense (up to an agreed upon cap) in exchange for a working interest in Boomvang. In August 1997, drilling commenced on the North Boomvang prospect and the well is expected to be completed in the fourth quarter of 1997.

     The Company continues to consider participation in field development projects. In this regard, the Company incurred expenditures of $53.1 million in the first nine months of 1997 related to investments in oil and gas properties. See "Material Changes in Results of Operations" below. Investments in oil and gas properties as of September 30, 1997 are not material to total assets. However, depending on prices, reserve developments and decisions regarding economic feasibility of field developments, the Company could experience a future impairment charge. In the third quarter of 1997, the Company wrote off or provided for two oil and gas prospects which were not completed in the third quarter and are expected to incur additional expenses in the fourth quarter of 1997. Such fourth quarter expenses for these prospects are currently estimated to be $6.4 million.

Liquidity

     Liquidity of the Company should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers' expectations and budgets occur. These fluctuations can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. As of September 30, 1997, approximately $36.0 million out of a total of $67.1 million of total consolidated cash, cash equivalents and short-term investments are restricted from the Company's use outside of Arcade Drilling AS, a majority owned subsidiary of the Company. In addition, on July 3, 1997, the Company's revolving credit facility was increased to $400 million and as of September 30, 1997, the Company had $77 million available under the facility. The Company's management currently expects that its cash flow from operations, in combination with cash on hand, funds available under its existing credit facility, and other new financing will be sufficient to satisfy the Company's short-term and long-term working capital needs, planned
investments,   capital   expenditures,  debt,  lease   and   other   payment
obligations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

                NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
                   TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     The Company's net income for the nine months ended September 30, 1997 was $ 48.5 million ($.67 earnings per share) compared with net income of $52.0 million ($.78 earnings per share after preferred stock dividends of $3.6 million) for the same period of 1996. Income from operations for the nine months ended September 30, 1997 was $72.5 million compared to income from operations of $69.1 million in 1996. The Company's fleet utilization for the nine months ended September 30, 1997 and 1996 was 95% and 91%, respectively.

     Operating revenues are primarily a function of dayrates and utilization. The $92.1 million increase in operating revenues for the nine months ended September 30, 1997 over the same period in 1996 is due to increased dayrates for the semisubmersible fleet and increased dayrates and utilization of the jackup fleet. Average dayrates for the Company's fourth-generation semisubmersible, third-generation semisubmersible and jackup fleets increased 44.0%, 49.0%, and 28.4%, respectively, for the nine months ended September 30,1997 as compared to the same period in 1996, which accounted for the largest part of the increase in operating revenues. Also, the addition of the "SEILLEAN", a floating production storage and shuttle vessel, to the fleet and the June 1996 activation of the "J. W. McLEAN", a second-generation semisubmersible, contributed to the increased operating revenues in the first nine months of 1997. These operating revenue increases were partially offset by decreases in operating revenues relating to the "M.G. HULME, JR." due to the unit drilling on oil and gas prospects in which Reading & Bates Development Co., a wholly owned subsidiary of the Company, holds an ownership interest.

     Operating expenses related to the drilling operations do not necessarily fluctuate in proportion to changes in operating revenues. Labor costs fluctuate due to the geographic diversification of the Company's drilling units and the mix of labor between expatriates and nationals as stipulated in the drilling contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the drilling unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed in accordance with the Company's preventive maintenance program. Also, the continuation of personnel on board and equipment maintenance is generally still necessary when the Company's drilling units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Operating expenses for a drilling unit may be deferred or capitalized as appropriate during periods of mobilization, contract preparation, major upgrades or conversions.

     The $21.0 million increase in expenses related to the drilling operations for the nine months ended September 30, 1997 as compared to the same period in 1996 is primarily due to the addition of the "SEILLEAN" to the fleet in September 1996; the recognition of a $3.5 million gain on the sale of the "D. K. McINTOSH" in 1996; the "RON TAPPMEYER" due to operations in a relatively higher cost area in 1997 versus 1996; the "J. W. McLEAN" being placed in service in June 1996 which increased operating expenses and decreased capitalized expenses in 1997 and due to higher labor and rig maintenance levels on the "PAUL B. LOYD, JR." and the "GEORGE H. GALLOWAY" in 1997. These operating expense increases were partially offset by decreases in operating expenses due to the capitalization of expenses related to the "M. G. HULME, JR." due to the unit drilling on oil and gas prospects in which Reading & Bates Development Co., a wholly owned subsidiary of the Company, holds an ownership interest.

     The $58.7 million increase in expenses related to the development operations for the nine months ended September 30, 1997 as compared to the same period in 1996 is primarily due to expenses related to dry holes encountered on oil and gas prospects which were written off in the second and third quarters of 1997.

     Depreciation expense increased for the nine months ended September 30, 1997 as compared to the same period in 1996 primarily due to the addition of the "SEILLEAN" to the fleet in September 1996, the June 1996 activation of the "J. W. McLEAN" and a significant increase in gross property and equipment primarily on the "JIM CUNNINGHAM" and the "M. G. HULME, JR." related to major upgrades.

     General & administrative expense increased for the nine months ended September 30, 1997 as compared to the same period in 1996 primarily due to increases in payroll and related expenses associated with increased staffing and employee incentive plans.

     Interest expense increased for the nine months ended September 30, 1997 as compared to the same period in 1996 primarily due to an increased average principal balance outstanding, partially offset by increased capitalized interest related to oil and gas development costs.

     Income tax expense increased for the nine months ended September 30, 1997 as compared to the same period in 1996 primarily due to an increase in the Company's pretax income.

     Minority interest relates primarily to the results of Arcade Drilling and the percentage attributable to stockholders other than the Company. Arcade Drilling reported net income of $27.1 million and $14.3 million for the nine months ended September 30, 1997 and 1996, respectively.

            THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
               TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     The Company's net income for the three months ended September 30, 1997 was $6.4 million ($.09 earnings per share) compared with net income of $22.6 million ($.34 earnings per share after preferred stock dividends of $1.2 million) for the same period of 1996. Income from operations for the three months ended September 30, 1997 was $11.3 million compared to income from operations of $28.4 million in 1996. The Company's fleet utilization for the three months ended September 30, 1997 and 1996 was 94% and 91%, respectively.

     Operating revenues are primarily a function of dayrates and utilization. The $33.1 million increase in operating revenues for the three months ended September 30, 1997 over the same period in 1996 is due to increased utilization and dayrates for the jackup fleet and increased dayrates for the semisubmersible fleet. Average dayrates for the Company's fourth-generation semisubmersible, third-generation semisubmersible, other semisubmersible and jackup fleets increased 44.6%, 29.8%, 34.1% and 43.8%, respectively, for the three months ended September 30,1997 as compared to the same period in 1996, which accounted for the largest part of the increase in operating revenues. Also, the addition of the "SEILLEAN", a floating production storage and shuttle vessel, to the fleet in September 1996 contributed to the increased operating revenues in the third quarter of 1997. These operating revenue increases were partially offset by decreases in operating revenues relating to the "M.G. HULME, JR." due to the unit drilling on oil and gas prospects in which Reading & Bates Development Co., a wholly owned subsidiary of the Company, holds an ownership interest.

     Operating expenses related to the drilling operations do not necessarily fluctuate in proportion to changes in operating revenues. Labor costs fluctuate due to the geographic diversification of the Company's drilling units and the mix of labor between expatriates and nationals as stipulated in the drilling contracts. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the drilling unit is performing and the age and condition of the equipment. Scheduled maintenance of equipment and overhauls are performed in accordance with the Company's preventive maintenance program. Also, the continuation of personnel on board and equipment maintenance is generally still necessary when the Company's drilling units are stacked. It is only during prolonged stacked periods that the Company is significantly able to reduce labor costs and equipment maintenance expense. Operating expenses for a drilling unit may be deferred or capitalized as appropriate during periods of mobilization, contract preparation, major upgrades or conversions.

     The $5.8 million increase in expenses related to the drilling operations for the three months ended September 30, 1997 as compared to the same period in 1996 is primarily due to the addition of the "SEILLEAN" to the fleet in September 1996; the "RON TAPPMEYER" due to operations in Australia in 1997 versus being on AFE for the majority of the third quarter of 1996; the "C. E. THORNTON" due to contract termination payments in 1997 and the "G.H. GALLOWAY" primarily due to higher rig maintenance expense in 1997. These operating expense increases were partially offset by decreases in operating expenses on the "HENRY GOODRICH" due to the October 1996 expiration of the management contract previously held by Transocean Offshore Inc. (as successor to Sonat Offshore) and due to the capitalization of expenses related to the "M. G. HULME, JR." due to the unit drilling on oil and gas prospects in which Reading & Bates Development Co., a wholly owned subsidiary of the Company, holds an ownership interest.

     The $42.0 million increase in expenses related to the development operations for the three months ended September 30, 1997 as compared to the same period in 1996 is primarily due to expenses related to dry holes encountered on oil and gas prospects which were written off in the third quarter of 1997.

     Depreciation expense increased for the three months ended September 30, 1997 as compared to the same period in 1996 primarily due to the addition of the "SEILLEAN" to the fleet in September 1996 and significant increases in gross property and equipment primarily on the "JIM CUNNINGHAM", the "M.G. HULME, JR." and the "JACK BATES" related to major upgrades.

     Interest expense increased for the three months ended September 30, 1997 as compared to the same period in 1996 primarily due to an increased average principal balance outstanding, partially offset by increased capitalized interest related to oil and gas development costs.

     Income tax expense decreased for the three months ended September 30, 1997 as compared to the same period in 1996 primarily due to losses associated with the development operations.

     Minority interest relates primarily to the results of Arcade Drilling and the percentage attributable to stockholders other than the Company. Arcade Drilling reported net income of $9.9 million and $4.6 million for the three months ended September 30, 1997 and 1996, respectively.

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

Item 6(b). Reports on Form 8-K

      There were nine Current Reports on Form 8-K filed during the three months ended September 30, 1997. A Current Report on Form 8-K was: filed July 2, 1997 disclosing the Company's award from Premier Oil of a one year contract for the "HARVEY H. WARD"; filed July 11, 1997 disclosing the announcement of the Company and Falcon Drilling Company, Inc. agreeing to combine their companies into a new company called R&B Falcon Corporation; filed July 15, 1997 disclosing the Company's second quarter 1997 earnings; filed August 6, 1997 disclosing the completion of drilling operations on four unsuccessful exploratory wells in the U.S. Gulf of Mexico which the Company had partial interests and resulted in a write-off in the third quarter of 1997; filed August 22, 1997 disclosing the Company's "W. D. KENT" lost its derrick equipment set as a result of a blowout and fire; filed August 27, 1997 disclosing that the Company has entered into a letter of intent to acquire an additional 20% working interest in the Allegheny Field in the U.S. Gulf of Mexico in Green Canyon Blocks 253, 254, 297 and 298; filed September 11, 1997 disclosing that the Company will construct a third dynamically positioned drillship; filed September 12, 1997 disclosing that the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and rules promulgated thereunder had expired and that the Company and Falcon Drilling Company, Inc. anticipate the merger will be completed in the fourth quarter of 1997; and filed September 26, 1997 disclosing the Company's award of a one year contract for the "ROGER W. MOWELL".



                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              READING & BATES CORPORATION


Date: October 27, 1997        By /s/T. W. Nagle
                                 -----------------------------------
                                 T. W. Nagle
                                 Executive Vice President,
                                 Finance and Administration
                                 (Principal Financial and Accounting Officer)




                                    EXHIBIT INDEX

Exhibit
Number                              Description
-------   ----------------------------------------------------------------
  11      Computation of Net Income Per Common Share, Primary and Fully
            Diluted.

  15      Letter re: unaudited interim financial information.

  27      Financial Data Schedule.  (Exhibit  27  is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)